Form 10-Q
period 1994-03-31
PACIFIC GATEWAY PROPERTIES INC
filed 1994-05-13
CIK 743443

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

            [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE
                  SECURITIES EXCHANGE ACT OF 1934


                        For the quarterly  period ended March  31,
            1994

                                      OR

            [ ]TRANSITION  REPORT PURSUANT TO SECTION  13 OR 15(d)
            OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-8692

                       PACIFIC GATEWAY PROPERTIES, INC.
            (Exact name of Registrant as specified in its charter)

                             NEW YORK
               04-2816560
                  (State or other jurisdiction of
             (IRS Employer
                  incorporation or organization)
            Identification No.)

              ONE RINCON CENTER, 101 SPEAR STREET, SUITE 215, SAN
            FRANCISCO, CALIFORNIA 94105
            (Address of principal executive offices)
                                             (Zip Code)

          Registrant's telephone number, including area code (415) 543-8600

                                          Not
          Applicable
          (Former  name,  former  address   and  former
          fiscal year, if changed since last report)

          Indicate by check mark whether the registrant
          (1)  has filed  all  reports required  to  be
          filed  by  Section  13   or  15  (d)  of  the
          Securities  exchange Act  of 1934  during the
          preceding  12  months  (or for  such  shorter
          period  that the  registrant was  required to
          file such reports), and (2) has  been subject
          to such  filing requirements for the  past 90
          days. Yes   X   No

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1994:

          $1.00 Par Value Common Stock
          3,878,964
              (Title of Class)
          (Number of Shares Outstanding)

                 PACIFIC GATEWAY PROPERTIES, INC.

                              INDEX


          Part I - Financial Information:  Page Number

                    Item 1.   Financial Statements

          Consolidated  Balance Sheet  as of  March 31,
          1994
          and December 31, 1993                  3


          Consolidated Statement of Income for the Three Months Ended March 31, 1994 and 1993 4


          Consolidated Statement of Cash Flows for the
          Three Months Ended March 31, 1994 and 1993 5

          Notes to Financial Statements             6-
          10

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations     10-13


          Part II - Other Information

                    Item 1. Legal Proceedings      None

                    Item 2. Changes in Security    None

                    Item    3.Defaults   upon    Senior
                    Securities                  None

                    Item 4. Submission  of Matters to a
                    Vote of Security Holders      None

                    Item 5. Other Information     None

                    Item  6.  Exhibits  and Reports  on
          Form         8-K                        13



          Signatures                             14

                           PACIFIC GATEWAY PROPERTIES, INC.
                        CONSOLIDATED BALANCE SHEET (Unaudited)
                         (In Thousands, Except Share Amounts)

                                                                As of          As of
                                                                March 31,      December 31,
                                                                1994           1993
         ASSETS

    Cash and short-term investments                            $    843          $    743
    Accounts receivable                                           1,208               993
    Other current assets                                             98               163
    Investment and hotel properties:
     Land                                                        16,516            16,516
     Buildings                                                   73,226            73,192
     Other deferred costs                                        15,813            15,563
    Subtotal investment and hotel properties                    105,555           105,271
    Less-accumulated depreciation
      and amortization and net
      realizable value reserve                                  (30,042)          (29,485)
    Investment and hotel properties, net                         75,513            75,786

    Equity investment in and loans to Rincon Center
     Associates, net                                              6,286             6,491
    Note receivable                                                 234               236
    Other assets, net                                                94               178
           Total assets                                        $ 84,276          $ 84,590

    LIABILITIES AND STOCKHOLDERS' DEFICIT
    Accounts payable                                           $    780          $  1,142
    Accrued payroll, property and sales taxes                       388               603
    Prepaid rent                                                     78               240
    Accrued interest on debt                                        489               214
    Other current liabilities                                       138                46
    Tenant security deposits                                        611               624
    Debt                                                         96,337            97,095
    Other debt related to equity investment
       in Rincon Center Associates                                1,845             1,821
    Excess of cash distributions received
      over equity in earnings to date
      of Golden Gateway Center                                   18,002            18,126
           Total liabilities                                    118,668           119,911

    Stockholders' deficit:
    Common stock $1.00 par value--
     Authorized--10,000,000 shares
     Issued--4,010,150 shares                                     4,010             4,010
    Paid-in-deficit                                             (10,223)          (10,223)
    Retained deficit                                            (27,987)          (28,916)
    Treasury stock, at cost--131,186 common shares               (2,082)           (2,082)
    Warrants for common stock                                     1,890             1,890
    Total stockholders' deficit                                 (34,392)          (35,321)
           Total liabilities and stockholders'
            deficit                                            $ 84,276          $ 84,590


The accompanying notes are an integral part of these consolidated financial statements

                           PACIFIC GATEWAY PROPERTIES, INC.
                     CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                       (In Thousands, Except Per Share Amounts)

                                                                  For the Quarter
                                                                                                                        Ended March
                                                                 1994              1993
       Investment Properties:
       Rental revenues                                           $2,859            $3,530
       Operating expenses                                        (1,217)           (1,578)
       Income before depreciation and interest
           expense                                                1,642             1,952
       Interest expense                                            (803)           (1,394)
       Depreciation and amortization                               (468)             (747)
           Investment properties income (loss)                      371              (189)
    Hotel Property:
       Revenues                                                   2,706             2,381
       Operating expenses                                        (1,541)           (1,568)
       Income before depreciation and interest
           expense                                                1,165               813
       Interest expense                                            (185)             (203)
       Depreciation and amortization                                (92)              (95)
           Hotel income                                             888               515
    Equity in Partnership Income (Loss):
       Golden Gateway Center (GGC)                                  331               213
       Rincon Center Associates (RCA)                              (545)             (566)
           Equity in partnership income (loss)                     (214)             (353)
    General and administrative expenses                            (360)             (403)
    Interest expense on debt secured by equity
       investment in GGC and other corporate
       debt                                                        (168)             (137)
    Interest and fee expense for debt related to
       equity investment in RCA                                     (59)               --
    Interest income                                                 142                 7
    Other income                                                    335                88
           Income (loss) before partnership and
           property transactions,and income taxes                   935              (472)
    Gain on sale of partnership interest                             --             3,602
    Loss on sale of real estate asset                                --              (156)
       Income before income taxes                                   935             2,974
    Income tax provision                                             (6)               (4)
       Net Income                                                $  929            $2,970


    Income per share, primary and fully diluted                  $ 0.23            $ 0.77











The accompanying notes are an integral part of these consolidated financial statements

                           PACIFIC GATEWAY PROPERTIES, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                    (In Thousands)


                                                                  For the Three Months
                                                                  M\Ended March 31,
                                                                  1994             1993

       Cash flow from operating activities:
       Net income                                                  $929            $2,970
       Non-cash revenues and expenses included in income:
           Provision for depreciation                               580               842
           Equity in loss of investment partnerships                214               353
           Other non-cash charges relating to investment
           partnerships                                              --               (62)
           Loss on sale of real estate assets, net                   --               156
           Gain on sale of partnership interests                     --            (3,602)
    Changes in assets and liabilities:
       Accounts receivable and other current assets                (150)              (13)
       Other assets                                                  67                20
       Accounts payable and other current liabilities              (371)             (286)
       Other liabilities                                            (13)             (350)
    Cash flow generated by operating activities                   1,256                28
    Cash flow from investing activities:
       Additions to investment and hotel properties                (204)             (303)
       Proceeds from sale of property                                --               895
       Proceeds from sale of partnership interest, net               --             1,781
       Contributions to investment partnerships                    (340)              (38)
       Distributions from investment partnerships                   206               177
    Net cash generated by (used in) investing activities           (338)            2,512
    Cash flow from financing activities:
       Borrowings in connection with equity investment              399                --
       Payments on debt                                            (758)             (148)
       Payment on debt, and accrued fees and interest in
          connection with equity investment                        (375)               --
       Payment on line-of-credit                                     --            (1,500)
       Payment of loan costs and fees                               (84)               --
       Mortgages satisfied in connection with property
       disposition                                                   --              (767)
    Net cash used in financing activities                          (818)           (2,415)
    Increase in cash and short term investments                     100               125
    Balance at beginning of period                                  743             1,510
    Balance at end of period                                     $  843            $1,635

    Supplementary disclosures:
       Cash paid for interest                                    $1,044            $1,526


The accompanying notes are an integral part of these consolidated financial statements

                       PACIFIC GATEWAY PROPERTIES, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     For the Quarter Ended March 31, 1994

            1.    Organization   and    Summary   of   Significant
            Accounting  Policies

                  The  significant  accounting policies  and other
            information regarding the Registrant's financial statements are set forth in the Notes to the Registrant's Audited Consolidated Financial Statements for the three years ended December 31, 1993, as set forth in the Registrant's Annual Report on Form 10K. The Registrant has made no significant changes to these policies during 1994.

                  In   the   opinion   of   the   Registrant,  the
            accompanying unaudited financial statements reflect all adjustments necessary to present fairly the Registrant's financial position as of March 31, 1994, and its results of operations and cash flows for the three month periods ended March 31, 1994 and 1993.

            Reclassifications

                  Certain   prior   year    amounts   have    been
            reclassified   to  be  consistent  with  current  year
            classifications.

            2.  REAL ESTATE PARTNERSHIP INVESTMENTS

            OPERATING PARTNERSHIPS

            Golden    Gateway   Center    Partnership   (GGC)--San
            Francisco, California

                  The Registrant owned a 32.5% general partnership
            interest in GGC during 1992. In connection with the sale of a portion of its interest in 1991, the Registrant entered into an arrangement whereby, barring certain conditions, the Registrant could put or the buyers could call an additional 3% partnership interest, at different points in time after December 31, 1992, at essentially the same price as the 1991 transaction. The Registrant put the additional 3% partnership interest to the buyers in February 1993 for cash proceeds of $1,795,000, resulting in a gain of $3,602,000. As of March 31, 1994, the Registrant owns a 29.5% partnership interest in GGC. The Registrant has accounted for its investment in GGC on the equity basis since 1991.

            Summary financial data for the three months ended March 31, 1994 and 1993, for GGC is as follows (in thousands):


                        .

            .                                                       1994          1993

            Cash distributions to the Registrant
              from GGC                                              $  206        $  177

            Income from operations:
              Revenues                                              $4,941        $4,760
              Expenses:
               Operating                                             1,751         2,024
               Interest                                              1,839         1,806
               Depreciation and amortization                           230           247
            .                                                        3,820         4,077
            Net income                                              $1,121        $  683

            Registrant's share of net income of GGC                 $  331        $  213

            Rincon   Center   Associates  Partnership   (RCA)--San
            Francisco, California

                    The  Registrant  owns   general  and   limited
            partnership interests in RCA totalling approximately 23%, and is responsible for 20% of cash requirements in excess of available financing. The Registrant's investment in RCA includes contributions of $340,000 and $38,000 during the first quarters of 1994 and 1993, respectively, to fund operating costs and debt repayments.

                  RCA  sold Rincon  Center Phase  One to  Chrysler
            MacNally Corporation (Chrysler) in June 1988; subsequently, RCA leased the property back under a master lease which is treated as an operating lease for financial reporting purposes.

                  In September  1993, RCA completed a  refinancing
            of Rincon Center Phase Two with its existing lender. As a result of this refinancing, the Registrant's letter-of-credit, in favor of the bank involved in the RCA financing, was reduced from $6.25 million to $4.5 million. The letter-of-credit expires June 1994. This letter-of-credit is secured by the Registrant's 410 First Avenue property and the lender has requested additional collateral. The Registrant is seeking to satisfy the collateral request and/or further reduce the required amount of the letter-of-credit, however, its ability to do so is dependent upon the cooperation of another lender.

                  The Registrant earns a  fee from RCA for posting
            the letter-of-credit and earns a preferred return at the prime rate plus 2% on its advances to RCA. Since 1993, no letter-of-credit fees or interest on its advances have been accrued. During the first quarter of 1994, RCA paid the Registrant approximately $233,000 in outstanding letter-of-credit fees and
            $142,000 in outstanding interest on its advances relating to prior years. As previously discussed, it is the Registrant's policy not to recognize this income until received.

                  The  Registrant completed  an agreement  in June
            1993 with the other general partner in RCA. This agreement provides the Registrant with the flexibility to borrow funds from the other general partner to limit its future cash obligations to RCA. Under this funding arrangement, all amounts advanced, related fees and accrued interest are non-recourse to the Registrant. This agreement does not reduce the level of the Registrant's general and limited partnership interests in RCA. Interest accrues on the unpaid portion of both the principal amount advanced and related fees at the Bank of America prime rate plus 2%. Amounts advanced under this funding arrangement, plus related fees and accrued interest, are required to be repaid from future cash distributed by RCA to the Registrant.

                    On March  31, 1994,  the Registrant  repaid  a
            total of $375,000 toward the amounts advanced, accrued fees, and accrued interest using the payment received from RCA for outstanding letter-of-credit fees and interest on advances as previously discussed. The total amount outstanding under this funding arrangement as of March 31, 1994, was $1,845,000. All accrued fees and interest were paid in full as of March 31, 1994.

                  Summary financial  statement data  for the three
            months ended March 31, 1994 and 1993, for RCA is as follows (in thousands):

                                                                      1994         1993

            Cash contributions from the
              Registrant to RCA                                    $   340       $    38

            Income (loss) from operations:
              Revenue                                              $ 5,040       $ 4,884
              Expenses:
               Operating and lease expenses                          4,243         3,782
               Financing                                             2,160         2,589
               Depreciation and amortization                         1,025           996
                                                                     7,428         7,367
            Net loss                                               $(2,388)      $(2,483)

            Registrant's share of net loss of RCA                  $  (545)      $  (566)

            3. Per Share Data - Per share data is based on the weighted average number of the Registrant's common shares and common share equivalents. Outstanding warrants and stock options enter into the common shares outstanding using the Treasury Stock Method, as follows:


            As of March 31,                                           1994           1993

            Weighted average common shares
             outstanding                                         3,878,964      3,878,964
            Common share equivalents                               226,987          3,071
            Total weighted average common shares
             and common share equivalents, for
             primary and fully diluted                           4,105,951      3,882,035

            4.    Debt

                  Debt Secured by  Partnership Interest in  Golden
            Gateway Center and Mortgages on Real Estate From Primary Lender - In December 1993, the Registrant completed a restructuring of its non-revolving line-of-credit, letter-of-credit, unsecured bonds, and certain mortgages with its primary lender.

                  Statement of Financial Accounting  Standards No.
            15 requires the Registrant to account for future interest resulting from this transaction using an imputed interest rate versus the stated rates on the debt from the primary lender. In addition, the primary lender's cancellation of debt of $4 million is not recognized for financial reporting purposes. The imputed interest rate as of March 31, 1994, was approximately 4.0%. As a result, the amount of interest recorded for financial reporting purposes is lower than the stated interest on the face amount of the debt by approximately $109,000 for the first quarter of 1994. Since the imputed interest for financial reporting purposes is less than the stated interest rates, the difference was allocated to reduce actual interest expense and the principal amount outstanding on the Registrant's Consolidated Financial Statements.

                  Line-of-Credit  -   The  Registrant restructured
            its non-revolving line-of-credit with its primary lender in December 1993. The balance of the line-of-credit as of December 31, 1992, was $10.5 million, and in February 1993, the Registrant repaid $1.5 million of the balance outstanding using the proceeds of the sale of the 3% Golden Gateway Center partnership interest as previously discussed.

                  Other Mortgages on Real  Estate - The Registrant
            continues to actively pursue potential sales of certain real estate assets in cases where a transaction would generate acceptable stockholder value and improve corporate liquidity. One property was sold in January 1993 which generated a non-cash loss of $156,000 and resulted in satisfaction of the outstanding $767,000 mortgage loan.

                  The Mountain Bay Plaza  property is still in the
            process of foreclosure as  more fully described in the

            Registrant's 1993 Audited Consolidated Financial Statements. The net book value of the property continues to equal the amount of the mortgage debt in the Registrant's Consolidated Financial Statements as of March 31, 1994.

            5.    Income Taxes

                  Except  for actual state  franchise tax payments
            made, no provision for income taxes has been recorded in the first quarter of 1994, since the Registrant will utilize a portion of its net operating loss carryforward to offset current year income and any alternative minimum tax is not considered material at this time.

                  ITEM 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

                              Financial Position

                  Capital  Improvements,  Tenant Improvements  and
            Other Deferred Costs - First quarter 1994 additions to investment properties amounted to approximately $204,000 for tenant improvements, capital improvements and other deferred costs. The $204,000 of capital expenditures during the first quarter of 1994 is a decrease from the $303,000 expended in the first quarter of 1993.

                  Financing -  On March 31, 1994,  the face amount
            of the floating rate mortgage debt totaled approximately $58.2 million, bearing interest at quarter-end weighted average stated rate of 5.7%. The face amount of the fixed rate mortgage debt (excluding the Mountain Bay Plaza debt) totaled approximately $19.4 million bearing interest at quarter-end weighted average stated rate of 9.9%.

                                  Net Income

                  Investment Properties    -    During  the  first
            quarter of 1994, the income from investment properties was $371,000 compared to a loss of $189,000 during the first quarter of 1993. Approximately, $122,000 of the income in the first quarter of 1994 is attributable to Mountain Bay Plaza which is in the process of being foreclosed by its lender. On January 20, 1994, the Court appointed a Receiver to operate the property, and the Registrant's income does not reflect a full quarters operations from this property in 1994. Approximately $634,000 (of the $671,000) reduction in rental revenues and $382,000 (of the net $361,000) reduction in operating expenses in the first quarter of 1994 compared to the first quarter of 1993 is due to: one property disposition in Boca Raton, Florida during the first quarter of 1993, the Mountain Bay Plaza foreclosure-in-process, and two property dispositions in the latter part of 1993 (Fairmount Square, Phoenix, Arizona and the Longwood, Florida buildings). For the remaining balance of investment properties, there was a decrease in rental revenue of $37,000 and an increase in operating expenses of $21,000 for the first quarter in 1994 compared to the first quarter in 1993. The decrease in rental revenue in the first quarter 1994 is primarily a result of tenant consolidations in the Registrant's portfolio compared to the first quarter in 1993.

                  Hotel  Property   -   The hotel  property income
            increased from $515,000 in the first quarter 1993 to $888,000 in the first quarter 1994. The bulk of the improvement relates to an increase in the average occupancy and in the average daily room rate. Interest expense decreased $18,000 from the first quarter 1993 amount of $203,000 to $185,000 for the first quarter 1994, primarily as a result of the effects of the Registrant's debt restructuring with its primary lender in December 1993.

                  Equity  in Partnership  Income -  Golden Gateway
            Center (GGC) - Net income for GGC during the first quarter of 1994 and 1993 was $1,121,000 and $683,000 respectively, reflecting continued improvement in operations for the project.

                  Equity  in  Partnership  Loss  -  Rincon  Center
            Associates (RCA) -The net loss for Rincon Center decreased from $2,483,000 in the first quarter of 1993 to a net loss of $2,388,000 in the first quarter of 1994. The reduction in the net loss is a result of stabilized occupancy and a reduction in operating cost at Rincon Center.

                  General and Administrative  Expenses -   General
            and administrative expenses in the first quarter of 1994 amounted to $360,000 compared to $403,000 for the first quarter of 1993. The amount incurred during the first quarters of 1994 and 1993 was what the Registrant anticipated and reflects ongoing efforts to reduce these costs.

                  Interest  Expense  on  Debt  Secured  by  Equity
            Investment in GGC and Other Corporate Debt - In 1994, corporate interest expense relates to that portion of the Registrant's debt with its primary lender that is cross-collateralized by the Registrant's partnership interest in GGC. In 1993, corporate interest expense relates primarily to borrowings under the Registrant's non-revolving line-of-credit and unsecured bonds. Interest expense in the first quarter of 1994 was $168,000 compared to $137,000 for the first quarter of 1993. This increase is a result of the Registrant's debt restructuring with its primary lender which increased the amount of debt cross-collateralized by the GGC partnership interest.

                  Interest  and Fee  Expense for  Debt Related  to
            Equity Investment in RCA - During the first quarter of 1994, the Registrant incurred approximately $59,000 in interest and fee expense related to the funding arrangement with the other general partner on Rincon Center, as previously discussed. This funding arrangement did not exist in the first quarter of 1993.

                  Interest  Income   -   During the  first quarter
            1994 and 1993 interest income was $142,000 and $7,000, respectively. A significant portion of the interest income in the first quarter of 1994 is attributable to a payment by RCA for a portion of the interest outstanding on partner advances to RCA.

                  Other Income -   In the  first quarter of  1994,
            other income includes a $233,000 payment by RCA for a portion of the fees due its general partners for posting a letter-of-credit; and the proceeds from the sale of vacant land in Longwood, Florida and Colorado Springs, Colorado. Other income in the first quarter of 1993 includes primarily fees accrued for Rincon Center Associates (RCA) for posting a secured letter-of-credit.

                  Gain on  Sale of  Partnership Interest    -   In
            February 1993, the Registrant sold an additional 3% partnership interest in Golden Gateway Center as previously discussed.

                  Loss on Sale of Real Estate Asset  -  In January
            1993, the Registrant disposed of its BOCA II property in Boca Raton, Florida to an unrelated third party. In connection with this property disposition, the Registrant realized a loss of $156,000. The net cash proceeds from the BOCA II disposition amounted to approximately $103,000.

                        Liquidity and Capital Resources

                  The  bulk  of  the  Registrant's  resources  are
            committed to relatively non-liquid real estate assets. Traditionally, these assets, due to their value and cash flow, provided the Registrant with an ability to generate capital as required, both internally and externally, through asset-based financings. In addition, in 1993 and 1992 assets or portions thereof, were sold to provide further liquidity.

                  During   1993,   the  Registrant   took  several
            aggressive actions to generate and conserve cash, and continues to review and analyze additional potential actions. At the same time, the Registrant is seeking to retain value and identify future opportunities for investment. The Registrant's liquidity was under significant strain throughout 1993 which continues to be the case in 1994. The Registrant has sought to reduce the strain by minimizing its financial exposure to properties secured by non-recourse mortgage loans. This has been done when such expected exposure exceeded the total of estimated future cash flow after debt service plus the estimated residual cash in excess of the cost of servicing the mortgage, which a sale of such property may generate. No properties were conveyed to lenders in 1993, however, Mountain Bay Plaza may be conveyed to its lender in 1994. Additionally, the Registrant has actively pursued potential sales of certain real estate assets in the past, and may continue to do so in the future in cases where a transaction would generate acceptable stockholder value and corporate liquidity. In the first quarter of 1993, the Registrant sold one such property as previously discussed.

                  It is the  Registrant's intent  to increase  its
            liquidity in a variety of ways including: (a) regular debt reductions, (b) the sale of properties which do not fit within its long term strategy, and (c) infusion of new capital through either a private placement or public offering when market conditions permit. Funds raised in the preceding fashion would be used for such things as tenant improvements and other capital requirements, certain mandatory debt reductions, and new investments.

                  The   Registrant  experienced   more  stabilized
            operating results in 1993, and expects this trend to continue since certain unprofitable properties disposed of in 1992 and 1993 will no longer affect operating results.

            ITEM 6.  Exhibits and Reports on Form 8K

                  The  Registrant filed  a  report on  Form 8K  on
            January 25, 1994, for the issuance of Warrants to its primary lender to acquire up to 2,000,000 shares of the Registrant's Common Stock at an exercise price of $2.875 per share in connection with a debt restructuring in December 1993 as previously discussed.

            SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               PACIFIC     GATEWAY
                                               PROPERTIES, INC.
                                               Registrant



            Date:  May 11, 1994

                                               Roger D. Snell
                                               President and Chief
                                               Executive Officer



            Date:  May 11, 1994

                                               Raymond V. Marino
                                               Vice  President and
                                               Controller
                                               ( P r i n c i p a l
            Financial                                   &
            Accounting Officer)