Form 10-Q
period 1994-06-30
PACIFIC GATEWAY PROPERTIES INC
filed 1994-08-12
CIK 743443

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended June 30, 1994

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1994:

$1.00 Par Value Common Stock                                3,878,964

    (Title of Class)                           (Number of Shares
Outstanding)

                     PACIFIC GATEWAY PROPERTIES, INC.

                                   INDEX


Part I - Financial Information:                                  Page Number

      Item 1.         Financial Statements

      Consolidated Balance Sheet as of June 30, 1994
            and December 31, 1993                                      3


      Consolidated Statement of Income for the
            Three and Six Months Ended June 30, 1994
            and 1993                                                   4


      Consolidated Statement of Cash Flows for the
            Three and Six Months Ended June 30, 1994
            and 1993                                                   5

      Notes to Financial Statements                                    6-9

      Item 2.         Management's Discussion and
                         Analysis of Financial Condition
                         and Results of Operations                     10-11


Part II - Other Information

      Item 1.            Legal Proceedings                             None

      Item 2.            Changes in Security                           None

      Item 3.            Defaults upon Senior Securities               None

      Item 4.            Submission of Matters to a Vote
                            of Security Holders                        12

      Item 5.            Other Information                             None

      Item 6.            Exhibits and Reports on Form 8-K              None



Signatures                                                             13

PACIFIC GATEWAY PROPERTIES, INC.
    CONSOLIDATED BALANCE SHEET (Unaudited)
    (In Thousands, Except Share Amounts)

                                                         As of              As of
                                                         June 30,           December 31,
                                                         1994               1993
ASSETS
Cash and short-term investments                              $  1,110          $    743
Accounts receivable                                               671               993
Other current assets                                               98               163
Investment and hotel properties:
 Land                                                          16,516            16,516
 Buildings                                                     73,216            73,192
 Other deferred costs                                          16,542            15,563
Subtotal investment and hotel properties                      106,274           105,271
Less-accumulated depreciation
  and amortization and net
  realizable value reserve                                    (30,670)          (29,485)
Investment and hotel properties, net                           75,604            75,786

Equity investment in and loans to Rincon Center
 Associates, net                                                5,685             6,491
Note receivable                                                   232               236
Other assets, net                                                 266               178
      Total assets                                           $ 83,666          $ 84,590

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable                                             $  1,747          $  1,142
Accrued payroll, property and sales taxes                         202               603
Prepaid rent                                                       45               240
Accrued interest on debt                                          388               214
Other current liabilities                                          33                46
Tenant security deposits                                          531               624
Debt                                                           96,073            97,095
Other debt related to equity investment
   in Rincon Center Associates                                  1,932             1,821
Excess of cash distributions received
  over equity in earnings to date
  of Golden Gateway Center                                     17,932            18,126
      Total liabilities                                       118,883           119,911

Stockholders' deficit:
Common stock $1.00 par value--
 Authorized--10,000,000 shares
 Issued--4,010,150 shares                                       4,010             4,010
Paid-in-deficit                                               (10,223)          (10,223)
Retained deficit                                              (28,812)          (28,916)
Treasury stock, at cost--131,186 common shares                 (2,082)           (2,082)
Warrants for common stock                                       1,890             1,890
Total stockholders' deficit                                   (35,217)          (35,321)
      Total liabilities and stockholders'
       deficit                                               $ 83,666          $ 84,590





The accompanying notes are an integral part of these consolidated financial statements

PACIFIC GATEWAY PROPERTIES, INC.
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(In Thousands, Except Per Share Amounts)

                                                     For the Three Months      For the Six Months
                                                        Ended June 30,           Ended June 30,
                                                         1994       1993          1994      1993


Investment Properties:
  Rental revenues                                     $2,519     $3,679        $5,378    $7,209
  Operating expenses                                  (1,384)    (1,728)       (2,601)   (3,306)
  Income before depreciation and interest expense      1,135      1,951         2,777     3,903
  Interest expense                                      (846)    (1,415)       (1,649)   (2,809)
  Depreciation and amortization                         (532)      (727)       (1,000)   (1,474)
    Investment properties income(loss)                  (243)      (191)          128      (380)
Hotel Property:
  Revenues,                                            1,875      1,993         4,581     4,374
  Operating expenses                                  (1,356)    (1,488)       (2,897)   (3,056)
  Income before depreciation and interest expense        519        505         1,684     1,318
  Interest expense                                      (207)      (184)         (391)     (387)
  Depreciation and amortization                          (94)       (96)         (186)     (191)
    Hotel income                                         218        225         1,107       740
Equity in Partnership Income (Loss):
  Golden Gateway Center (GGC)                            380        291           710       504
  Rincon Center Associates (RCA)                        (712)      (651)       (1,257)   (1,217)
    Equity in partnership losses                        (332)      (360)         (547)     (713)
General and administrative expenses                     (297)      (372)         (656)     (775)
Interest expense on debt secured by equity investment
  in GGC and other corporate debt                       (187)      (123)         (355)     (260)
Interest and fee expense for debt related to equity
  investment in RCA                                      (51)        --          (110)       --
Interest income                                           17          7           159        14
Other income                                              52        118           387       200
  Loss before partnership and property transactions,
   and income taxes                                     (823)      (696)          113    (1,174)
Gain on sale of partnership interest                      --         (6)           --     3,602
Loss on sale of real estate asset                         --         --            --      (156)
  Income (loss) before income taxes                     (823)      (702)          113     2,272
Income tax provision                                      (4)        --           (10)       (4)
  Net Income (Loss)                                    ($827)     ($702)         $103    $2,268


Income (loss) per share, primary and fully diluted    ($0.20)    ($0.18)        $0.03     $0.58






The accompanying notes are an integral part of these consolidated financial statements

PACIFIC GATEWAY PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In Thousands)


                                                   For the Three Months      For the Six Months
                                                      Ended June 30,           Ended June 30,
                                                           1994      1993         1994       1993

Cash flow from operating activities:
  Net income (loss)                                      ($826)    ($702)        $103     $2,268
  Non-cash revenues and expenses included in income:
    Provision for depreciation                             645       861        1,224      1,703
    Equity in loss of investment partnerships              332       360          547        713
    Other non-cash charges relating to                      --       (62)          --       (124)
    investment partnerships
    Loss on sale of real estate asset                       --        --           --        156
    Gain on sale of partnership interest                    --        --           --     (3,602)
Changes in assets and liabilities:
  Accounts receivable and other current assets             538       414          388        248
  Other assets                                            (190)       65         (123)        84
  Accounts payable and other current liabilities           121      (598)         153       (732)
  Other liabilities                                        341       240          (76)      (116)
Cash flow generated by operating actitivies                961       578        2,216        598
Cash flow from investing activities:
  Additions to investment and hotel properties            (710)     (279)        (913)      (570)
  Proceeds from sale of property                            --        --           --        891
  Proceeds from sale of partnership interest, net           --        --           --      1,781
  Contributions to investment partnerships                (111)       --         (451)       (38)
  Distributions from investment partnerships               310       265          516        442
Net cash generated by (used in) investing activities      (511)      (14)        (848)     2,506
Cash flow from financing activities:
  Borrowings in connection with equity investment          580        --          979         --
  Payments on debt                                        (264)     (151)      (1,022)      (290)
  Payment on debt, and accrued fees and interest in
   connection with equity investment                      (492)       --         (867)        --
  Payment on line-of-credit                                 --        --           --     (1,500)
  Payments on unsecured notes and bonds                     (7)     (124)          --       (133)
  Payment of loan costs and fees                            --        --          (91)        --
  Mortgages satisfied in connection with property
   dispositions                                             --        --           --       (767)
Net cash used in financing actitivies                     (183)     (275)      (1,001)    (2,690)
Increase in cash and short term investments                267       289          367        414
Balance at beginning of period                             843     1,635          743      1,510
Balance at end of period                                $1,110    $1,924       $1,110     $1,924

Supplementary disclosures:
  Cash paid for interest                                $1,238    $1,623       $2,392     $3,346





The accompanying notes are an integral part of these consolidated financial statements

PACIFIC GATEWAY PROPERTIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 1994

1.Organization and Summary of Significant Accounting Policies

The significant accounting policies and other information regarding the Registrant's financial statements are set forth in the Notes to the Registrant's Audited Consolidated Financial Statements for the three years ended December 31, 1993, as set forth in the Registrant's Annual Report on Form 10K. The Registrant has made no significant changes to these policies during 1994.

In the opinion of the Registrant, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the Registrant's financial position as of June 30, 1994, and its results of operations and cash flows for the three and six month periods ended June 30, 1994 and 1993.

Reclassifications

Certain prior year amounts have been reclassified to be consistent with current year classifications.

2.  REAL ESTATE PARTNERSHIP INVESTMENTS

OPERATING PARTNERSHIPS

Golden Gateway Center Partnership (GGC)--San Francisco, California

The Registrant owned a 32.5% general partnership interest in GGC during 1992. In connection with the sale of a portion of its interest in 1991, the Registrant entered into an arrangement whereby, barring certain conditions, the Registrant could put or the buyers could call an additional 3% partnership interest, at different points in time after December 31, 1992, at essentially the same price as the 1991 transaction. The Registrant put the additional 3% partnership interest to the buyers in February 1993 for cash proceeds of $1,795,000, resulting in a gain of $3,602,000. As of June 30, 1994, the Registrant owns a 29.5% partnership interest in GGC. The Registrant has accounted for its investment in GGC on the equity basis since 1991.

Summary financial data for the six months ended June 30, 1994 and 1993, for GGC is as follows (in thousands):


                                                  1994            1993

Cash distributions to the Registrant
  from GGC                                       $  516          $  442

Income from operations:
  Revenues                                      $10,032          $9,595
  Expenses:
   Operating                                      3,432           3,753
   Interest                                       3,691           3,612
   Depreciation and amortization                    500             560
                                                  7,623           7,925
Net income                                       $2,409          $1,670

Registrant's share of net income of GGC          $  710          $  504

Rincon Center Associates Partnership (RCA)--San Francisco, California

        The Registrant owns general and limited partnership interests in RCA totalling approximately 23%, and is responsible for 20% of cash requirements in excess of available financing. The Registrant's investment in RCA includes contributions of $451,000 and $38,000 during the first six months of 1994 and 1993, respectively, to fund operating costs and debt repayments.

      The Registrant has posted a letter-of-credit in favor of the bank involved in the RCA financing for $4.5 million. The letter-of-credit expires December 1994 and is secured by the Registrant's 410 First Avenue property. The lender has requested additional collateral, and the Registrant is seeking to satisfy the collateral request and/or further reduce the required amount of the letter-of-credit; however, its ability to do so is dependent upon the cooperation of another lender.

      The Registrant earns a fee from RCA for posting the letter-of-credit and earns a preferred return at the prime rate plus 2% on its advances to RCA. Since 1993, no letter-of-credit fees or interest on its advances have been accrued. During the first six months of 1994, RCA paid the Registrant approximately $303,000 in outstanding letter-of-credit fees and $147,000 in outstanding interest on its advances relating to prior years. During the second quarter of 1994, the Registrant recorded approximately $70,000 in outstanding letter-of-credit fees and $5,000 in outstanding interest on its advances to RCA relating to prior years. As previously discussed, it is the Registrant's policy not to recognize this income until received.

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

        As of June 30, 1994, the Registrant repaid a total of approximately $450,000 toward the amounts advanced, accrued fees, and accrued interest using the payments received from RCA for outstanding letter-of-credit fees and interest on advances as previously discussed. The total amount outstanding under this funding arrangement as of June 30, 1994, was $1,932,000. All accrued fees and interest were paid in full as of June
30, 1994.

      Summary financial statement data for the six months ended June 30, 1994 and 1993, for RCA is as follows (in thousands):

                                                            1994         1993
Cash contributions from the
  Registrant to RCA                                      $   451       $    38

Income (loss) from operations:
  Revenue                                                $10,046       $ 9,683
  Expenses:
   Operating and lease expenses                            6,075         6,083
   Financing                                               7,409         6,937
   Depreciation and amortization                           2,069         1,997
                                                          15,553        15,017
Net loss                                                 $(5,507)      $(5,334)

Registrant's share of net loss of RCA                   $ (1,257)     $ (1,217)

3. Per Share Data - Per share data is based on the weighted average number of the Registrant's common shares and common share equivalents. Outstanding warrants and stock options enter into the common shares outstanding using the Treasury Stock Method, as follows:

As of June 30,                                             1994            1993

Weighted average common shares outstanding            3,878,964       3,878,964
Common share equivalents                                183,369           2,294
Total weighted average common shares
  and common share equivalents                        4,062,333       3,881,258

Weighted average common shares outstanding            3,878,964       3,878,964
Weighted average fully dilutive shares                  207,780           2,294
Total weighted average common shares and
 common share equivalents outstanding,
 assuming full dilution                               4,086,744       3,881,258


4.    Debt

      Debt Secured by Partnership Interest in Golden Gateway Center and Mortgages on Real Estate From Primary Lender - In December 1993, the Registrant completed a restructuring of its non-revolving line-of-credit, letter-of-credit, unsecured bonds, and certain mortgages with its primary lender.

      Statement of Financial Accounting Standards No. 15 requires the Registrant to account for future interest resulting from this transaction using an imputed interest rate versus the stated rates on the debt from the primary lender. In addition, the primary lender's cancellation of debt of $4 million is not recognized for financial reporting purposes. The imputed interest rate as of June 30, 1994, was approximately 4.63%. As a result, the amount of interest recorded for financial reporting purposes is lower than the stated interest on the face amount of the debt by approximately $222,000 for the first six months of 1994. The $222,000 adjustment to interest expense was allocated to reduce the principal outstanding on this debt.

      Other Mortgages on Real Estate - The Registrant continues to actively pursue potential sales of certain real estate assets in cases where a transaction would generate acceptable stockholder value and improve corporate liquidity. One property was sold in January 1993 which generated a non-cash loss of $156,000 and resulted in satisfaction of the outstanding $767,000 mortgage loan.

      The Mountain Bay Plaza property is still in the process of foreclosure as more fully described in the Registrant's 1993 Audited Consolidated Financial Statements. The net book value of the property continues to equal the amount of the mortgage debt in the Registrant's Consolidated Financial Statements as of June 30, 1994.

5.    Income Taxes

      Except for actual state franchise tax payments made, no provision for income taxes has been recorded in the first six months of 1994 since the Registrant will utilize a portion of its net operating loss carryforward to offset current year income, and any alternative minimum tax is not considered material at this time.

6.    Subsequent Events

      On July 27, 1994, the Registrant completed a lease with AirTouch Communications for approximately 130,000 square feet of office space at the Walnut Creek Executive Park located in Walnut Creek, California. The Registrant is in discussions with its primary lender to provide term loan financing for the cost of tenant improvements, leasing commissions and legal expenses associated with this lease. As a result of this lease, the Walnut Creek Executive Park has achieved 95% occupancy.

      The Registrant completed the sale of a separately parcelled building at Walnut Creek Executive Park on July 29, 1994, to an unrelated third party and received net sales proceeds of approximately $1,350,000. The gain from this sale will amount to approximately $590,000. The Registrant provided $70,000 in financing in connection with this sale which is secured by a first deed of trust on the building. The note carries an annual interest rate of 10% and is due January 1995.

      ITEM 2.  Management's Discussion and Analysis of Financial
Conditions and Results of Operations

                            Financial Position

      Capital Improvements, Tenant Improvements and Other Deferred Costs - During the first six months of 1994 and 1993, additions to investment properties amounted to approximately $913,000 and $570,000, respectively, for tenant improvements, capital improvements and other deferred costs. Second quarter 1994 additions to investment properties amounted to approximately $710,000 for tenant improvements, capital improvements and other deferred costs. The $710,000 of capital expenditures during the second quarter of 1994 is an increase from the $279,000 expended in the second quarter of 1993 as a result of increased leasing activity.

      Financing - On June 30, 1994, the face amount of the floating rate mortgage debt totaled approximately $58.1 million, bearing interest at quarter-end weighted average stated rate of 6.5%. The face amount of the fixed rate mortgage debt (excluding the Mountain Bay Plaza debt) totaled approximately $19.2 million bearing interest at quarter-end weighted average stated rate of 9.9%.

                                Net Income

      Investment Properties - During the first six months of 1994, the income from investment properties was $128,000 compared to a loss of $380,000 during the first six months of 1993. Approximately, $102,000 of income recorded in the first six months of 1994 was attributable to Mountain Bay Plaza, which is in the process of being foreclosed by its lender. On January 20, 1994, the Court appointed a receiver to operate the property, and the Registrant's income does not reflect a full six months of operations from this property in 1994. Regarding the second quarter of 1994 compared to the second of quarter of 1993, approximately $983,000 (of the $1,160,000 reduction in rental revenues) and $447,000 (of the net $344,000 reduction in operating expenses) is due to: one property disposition in Boca Raton, Florida during the first quarter of 1993, the Mountain Bay Plaza foreclosure-in-process, and two property dispositions in the latter part of 1993 (Fairmount Square, Phoenix, Arizona and the Longwood, Florida buildings). For the remaining balance of investment properties, there was a decrease in rental revenue of $177,000 and an increase in operating expenses of $103,000 for the second quarter in 1994 compared to the second quarter in 1993. The decrease in rental revenue in the second quarter 1994 is primarily a result of tenant consolidations in the Registrant's portfolio compared to the second quarter in 1993. The increase in operating expenses is primarily attributable to increases in certain fixed operating expenses (i.e., repairs, maintenance, property taxes and insurance), tenant marketing costs, and other non-capitalized improvements. Interest expense decreased from the first six months of 1993 amount of $2,809,000 to $1,649,000 during the first six months of 1994 as a result of the Registrant's 1993 debt restructuring, certain asset dispositions, and the Mountain Bay Plaza foreclosure-in-process, as previously discussed.

      Hotel Property - The hotel property income increased from $740,000 in the first six months of 1993 to $1,107,000 in the first six months of 1994. For the three months ended June 30, 1994, the hotel property income was $218,000 compared to income of $225,000 for the three months ended June 30, 1993. The modest decrease in income for the second quarter of 1994 compared to 1993 was a result of lower corporate demand which was offset by an increase in average daily rate. For the first six months of 1994 compared to 1993, the bulk of the improvement relates to an increase in the average occupancy and in the average daily room rate. Interest expense increased $4,000 from the first six months of 1993 amount of $387,000 to $391,000 for the first six months of 1994, primarily as a result of the effects of the Registrant's debt restructuring with its primary lender in December 1993 and higher interest rates during the first six months of 1994.

      Equity in Partnership Income - Golden Gateway Center (GGC) - Net income for GGC during the first six months of 1994 and 1993 was $2,409,000 and $1,670,000 respectively, reflecting continued improvement in operations for the project. Net income for GGC during the second quarter of 1994 and 1993 was $1,288,000 and $987,000, respectively.

      Equity in Partnership Loss - Rincon Center Associates (RCA) - The net loss for Rincon Center increased from $5,334,000 in the first six months of 1993 to a net loss of $5,507,000 in the first six months of 1994. The increase in the net loss is a result of higher financing costs associated with the terms of the 1993 refinancings. Revenue increased as a result of stabilized occupancy and operating costs remained flat at Rincon Center for the first six months of 1994 compared to 1993. The net loss for RCA during the second quarter of 1994 and 1993 was $3,119,000 and $2,851,000, respectively.

      General and Administrative Expenses - General and administrative expenses in the first six months of 1994 amounted to $656,000 compared to $775,000 for the first six months of 1993. General and administrative expenses for the second quarter of 1994 and 1993 was $297,000 and $372,000, respectively. The amount incurred during the first six months of 1994 and 1993 was what the Registrant anticipated and reflects ongoing efforts to reduce these costs.

      Interest Expense on Debt Secured by Equity Investment in GGC and Other Corporate Debt - In 1994, corporate interest expense relates to that portion of the Registrant's debt with its primary lender that is cross-collateralized by the Registrant's partnership interest in GGC. In 1993, corporate interest expense related primarily to borrowings under the Registrant's non-revolving line-of-credit and unsecured bonds. Interest expense in the first six months of 1994 was $355,000 compared to $260,000 for the first six months of 1993. Interest expense in the second quarter of 1994 was $187,000 compared to $123,000 for the second quarter of 1993. This increase is a result of the Registrant's debt restructuring with its primary lender which increased the amount of debt cross-collateralized by the GGC partnership interest and higher interest rates during the first six months of 1994.

      Interest and Fee Expense for Debt Related to Equity Investment in RCA - During the first six months of 1994, the Registrant incurred approximately $110,000 in interest and fee expense related to the funding arrangement with the other general partner on Rincon Center, as previously discussed. During the second quarter of 1994, the Registrant incurred approximately $51,000 in interest and fee expense relating to the RCA funding arrangement. This funding arrangement did not exist during the first six months of 1993.

      Interest Income - During the first six months 1994 and 1993 interest income was $159,000 and $14,000, respectively. Interest income was $17,000 and $7,000 during the second quarter of 1994 and 1993, respectively. A significant portion of the interest income in the first six months of 1994 is attributable to a payment by RCA for a portion of the interest outstanding on partner advances to RCA as previously discussed.

      Other Income - In the first six months of 1994, other income of $387,000 includes a payment by RCA for a portion of the fees due its general partners for posting a letter-of-credit, and the proceeds from the sale of vacant land in Longwood, Florida and Colorado Springs, Colorado. Other income during the first six months of 1993 included primarily amortization of intercompany profit for RCA. This resulted from earlier recognition of income by the Registrant for its share of letter-of-credit fees that is greater than its percentage interest in RCA losses. This intercompany income was fully amortized by the end of 1993.

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

Liquidity and Capital Resources

      The bulk of the Registrant's resources are committed to relatively non-liquid real estate investments and partnership interests. Traditionally, these assets, due to their value and cash flow, provided the Registrant with an ability to generate capital as required, both internally and externally, through asset-based financings. In addition, in 1994, 1993 and 1992 assets or portions thereof, were sold to provide further liquidity.

      During the first six months 1994 and throughout 1993, the Registrant took several aggressive actions to generate and conserve cash, and continues to review and analyze additional potential actions. At the same time, the Registrant is seeking to retain value and identify future opportunities for investment. The Registrant's liquidity was under significant strain throughout 1993 which continues to be the case in 1994. The Registrant has sought to reduce the strain by minimizing its financial exposure to properties secured by non-recourse mortgage loans. This has been done when such expected exposure exceeded the total of estimated future cash flow after debt service plus the estimated residual cash in excess of the cost of servicing the mortgage, which a sale of such property may generate. No properties were conveyed to lenders in 1993; however, Mountain Bay Plaza may be conveyed to its lender in 1994. Additionally, the Registrant has actively pursued potential sales of certain real estate assets in the past, and may continue to do so in the future in cases where a transaction would generate acceptable stockholder value and corporate liquidity. In the first quarter of 1993, the Registrant sold one such property as previously discussed.

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

      The Registrant experienced more stabilized operating results in 1993, and expects this trend to continue since certain unprofitable properties disposed of in 1992 and 1993 will no longer affect operating results. In addition, the completion of certain leasing transactions, as previously discussed, has substantially reduced the level of vacancy in the Registrant's portfolio. Since the rent commencement for the lease transactions that were completed in July 1994 will not begin until late 1994 and early 1995, the effect of these leases will not impact the Registrant's financial results until early 1995.

      ITEM 4.  Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Shareholders of the Registrant was held on May 10, 1994. At the meeting, shareholders elected five Directors and voted against the proposal for the adoption of a 1994 Incentive Stock Option Plan.

      At the Annual Meeting, 3,475,388 shares of a total of 3,878,964 shares were represented; 2,737,912 shares voted in favor of all Nominees for Director, and 737,476 shares were withheld from all Nominees; 934,484 shares voted in favor of the proposal for the adoption of a 1994 Incentive Stock Option Plan, and 1,359,307 shares voted against the proposal.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PACIFIC GATEWAY PROPERTIES, INC.
                                 Registrant



Date:  June 10, 1994             Roger D. Snell
                                 Roger D. Snell
                                 President and Chief Executive Officer



Date:  June 10, 1994             Raymond V. Marino
                                 Raymond V. Marino
                                 Vice President and Controller
                                 (Principal Financial and
                                 Accounting Officer)