Form 10-Q
period 1994-09-30
PACIFIC GATEWAY PROPERTIES INC
filed 1994-11-15
CIK 743443

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

            FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended
September 30, 1994

                  OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

     Commission File Number 1-8692

   PACIFIC GATEWAY PROPERTIES, INC.
(Exact name of Registrant as specified in its charter)

            NEW YORK
      04-2816560
 (State or other jurisdiction of
    (IRS Employer
 incorporation or organization)
 Identification No.)

ONE RINCON CENTER, 101 SPEAR STREET, SUITE
215, SAN FRANCISCO, CALIFORNIA 94105
(Address of principal executive offices)(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1994:

$1.00 Par Value Common Stock
            3,879,964
    (Title of Class)
            (Number of Shares
Outstanding)

      PACIFIC GATEWAY PROPERTIES, INC.

                    INDEX


Part I - Financial Information:  Page Number

      Item 1.   Financial Statements

      Consolidated Balance Sheets as of
September 30, 1994
             and December 31, 1993 3


      Consolidated Statements of Income for
the
             Three and Nine Months Ended
September 30, 1994  and 1993       4


      Consolidated Statements of Cash Flows
for the
             Three and Nine Months Ended
             September 30, 1994  and 1993  5

      Notes to Financial Statements       6-9

      Item 2.   Management's Discussion and
                Analysis of Financial
                Condition and Results of
                Operations    9-12


Part II - Other Information

Item 1.   Legal Proceedings    None

Item 2.   Changes in Security  None

Item 3.   Defaults upon Senior
 Securities                   None

Item 4.   Submission of Matters to a Vote
      of Security Holders     None

Item 5.   Other Information    None

Item 6.   Exhibits and Reports on Form
      8-K                      None



Signatures                     13

PACIFIC GATEWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands, Except Share Amounts)

                                                           As of               As of
                                                           September 30,       December 31,
                                                           1994                1993
ASSETS
Cash and short-term investments                                 $   84           $    743
Cash-restricted                                                  1,801                 --
Accounts receivable                                              1,088                993
Other current assets                                               264                163
Investment and hotel properties:
 Land                                                           16,476             16,516
 Buildings                                                      72,472             73,192
 Other deferred costs                                           17,776             15,563
Subtotal investment and hotel properties                       106,724            105,271
Less-accumulated depreciation
  and amortization and net
  realizable value reserve                                     (31,183)           (29,485)
Investment and hotel properties, net                            75,541             75,786

Equity investment in and loans to Rincon Center
 Associates                                                      5,298              6,491
Note receivable                                                    231                236
Other assets, net                                                  213                178
Total assets                                                 $  84,520           $ 84,590

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable                                              $  2,274           $  1,142
Accrued payroll, property and sales taxes                          496                603
Prepaid rent                                                       296                240
Accrued interest on debt                                           503                214
Other current liabilities                                           34                 46
Reconstruction and tenant improvement costs
 payable from restricted cash                                      436                 --
Tenant security deposits                                           432                624
Debt                                                            95,860             97,095
Other debt related to equity investment
   in Rincon Center Associates                                   2,046              1,821
Excess of cash distributions received
  over equity in earnings to date
  of Golden Gateway Center                                      17,867             18,126
       Total liabilities                                       120,244            119,911

Stockholders' deficit:
Common stock $1.00 par value--
 Authorized--10,000,000 shares
 Issued--4,010,150 shares                                        4,011              4,010
Paid-in-deficit                                                (10,222)           (10,223)
Retained deficit                                               (29,321)           (28,916)
Treasury stock, at cost--131,186 common shares                  (2,082)            (2,082)
Warrants for common stock                                        1,890              1,890
Total stockholders' deficit                                    (35,724)           (35,321)
       Total liabilities and stockholders'
        deficit                                               $ 84,520           $ 84,590






The accompanying notes are an integral part of these consolidated financial statements

PACIFIC GATEWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per Share Amounts)

                                                     For the Three Months       For the Nine Months
                                                       Ended September 30,       Ended September 30,
                                                           1994       1993          1994      1993


Investment Properties:
  Rental revenues                                       $2,728     $3,643        $8,106   $10,852
  Operating expenses                                    (1,506)    (1,788)       (4,107)   (5,094)
  Income before depreciation and interest expense        1,222      1,855         3,999     5,758
  Interest expense                                        (944)    (1,367)       (2,593)   (4,176)
  Depreciation and amortization                           (518)      (690)       (1,518)   (2,164)
    Investment properties loss                            (240)      (202)         (112)     (582)
Hotel Property:
  Revenues                                               1,202      1,599         5,783     5,974
  Operating expenses                                    (1,205)    (1,425)       (4,102)   (4,482)
  Income before depreciation and interest expense           (3)       174         1,681     1,492
  Interest expense                                        (212)      (179)         (604)     (567)
  Depreciation and amortization                            (99)       (96)         (285)     (287)
    Hotel income (loss)                                   (314)      (101)          792       638
Equity in Partnership Income (Loss):
  Golden Gateway Center (GGC)                              374        298         1,085       802
  Rincon Center Associates (RCA)                          (447)      (632)       (1,704)   (1,850)
    Equity in partnership losses                           (73)      (334)         (619)   (1,048)
General and administrative expenses                       (336)      (345)         (992)   (1,120)
Interest expense on debt secured by equity investment
  in GGC and other corporate debt                         (217)      (131)         (571)     (391)
Interest and fee expense for debt related to equity
  investment in RCA                                        (50)      (127)         (161)     (127)
Interest income                                             18          6           177        20
Other income                                                42        125           430       328
 Loss before partnership and property
   transactions, and income taxes                       (1,170)    (1,109)       (1,056)   (2,282)
Gain on sale of partnership interest                        --         --            --     3,607
Gain on sale of real estate assets                         661      1,209           661     1,046
  Income (loss) before income taxes                       (509)       100          (395)    2,371
Income tax provision                                        --         --           (10)       (4)
  Net Income (loss)                                     $ (509)    $  100        $ (405)   $2,367


Income (loss) per share, primary and fully diluted      $(0.12)    $(0.03)       $(0.10)   $ 0.61








The accompanying notes are an integral part of these consolidated financial statements

PACIFIC GATEWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)



                                                     For the Three Months      For the Nine Months
                                                      Ended September 30,     Ended September 30,
                                                            1994       1993         1994       1993

Cash flow from operating activities:
  Net income (loss)                                       $(509)       100        $(405)    $2,367
  Non-cash revenues and expenses included in income:
    Provision for depreciation                              618        805        1,842      2,509
    Equity in loss of investment partnerships                73        334          620      1,047
  Other non-cash charges relating to                         --        (62)          --       (186)
    investment partnerships
  Gain (loss) on sale of real estate assets                (661)    (1,209)        (661)    (1,046)
  Gain on sale of partnership interest                       --         --           --     (3,607)
Changes in assets and liabilities:
  Accounts receivable and other operating assets           (583)      (273)        (197)       (24)
  Other assets                                               53       (562)         (71)      (489)
  Accounts payable and interest payable                     942      1,007        1,059        275
  Other liabilities                                         582        (56)         543       (166)
Cash flow generated by operating activities                 515         84        2,730        680

Cash flow from investing activities:
  Additions to investment and hotel properties           (1,317)      (315)      (2,228)      (884)
  Proceeds from sale of properties, net                   1,432        261        1,432      1,152
  Proceeds from sale of partnership interest, net            --         --           --      1,781
  Contributions to investment partnerships                  (60)    (1,660)        (511)    (1,698)
  Distributions from investment partnerships                310        265          826        708
Net cash (used in) generated by investing activities        365     (1,449)        (481)     1,059

Cash flow from financing activities:
  Borrowings under debt                                     367         --          367         --
  Borrowings in connection with equity investment, net      113      1,787          225      1,787
  Payments on debt                                         (579)      (171)      (1,602)      (594)
  Net decrease in line-of-credit borrowings                  --         --           --     (1,500)
  Payment of loan costs and fees in connection
   with equity investment                                    (8)        --          (99)        --
  Mortgages satisfied in connection with property
   dispositions                                              --         --           --       (767)
  Proceeds from exercise of stock options                     2         --            2         --
Net cash used in financing activities                      (105)     1,616       (1,107)    (1,074)
Increase in cash and short term investments                 775        251        1,142        665
Balance at beginning of period                            1,110      1,924          743      1,510
Balance at end of period                                 $1,885     $2,175       $1,885     $2,175

Supplementary disclosures:
  Cash paid for interest                                 $1,847     $1,587       $3,799     $4,932






The accompanying notes are an integral part of these consolidated financial statements

PACIFIC GATEWAY PROPERTIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL
STATEMENTS
For the Quarter Ended September 30, 1994

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

In the opinion of the Registrant, the
accompanying unaudited financial statements reflect all adjustments necessary to present fairly the Registrant's financial position as of September 30, 1994, and its results of operations and cash flows for the three and nine month periods ended
September 30, 1994 and 1993.

Cash - Restricted

The Registrant has recorded restricted cash in connection with the receipt of insurance proceeds that are committed to the reconstruction of a fire damaged building and proceeds from the sale of a building in July 1994, at Walnut Creek Executive Park.
The sale proceeds are restricted under an agreement with the Registrant's mortgage lenders on this project, and are designated for future tenant improvements associated with the AirTouch Communications lease at Walnut Creek Executive Park.

Reclassifications

Certain prior year amounts have been
reclassified to be consistent with current year classifications.

2.  REAL ESTATE PARTNERSHIP INVESTMENTS

OPERATING PARTNERSHIPS

Golden Gateway Center Partnership (GGC)--
San Francisco, California

The Registrant owned a 32.5% general
partnership interest in GGC during 1992.
In connection with the sale of a portion of its interest in 1991, the Registrant entered into an arrangement whereby, barring certain conditions, the Registrant could put or the buyers could call an additional 3% partnership interest, at different points in time after December 31, 1992, at essentially the same price as the 1991 transaction. The Registrant put the additional 3% partnership interest to the buyers in February 1993 for cash proceeds of $1,781,000, resulting in a gain of $3,607,000. As of September 30, 1994, the
Registrant owns a 29.5% partnership
interest in GGC. On October 19, 1994, GGC redeemed the Registrant's 29.5% partnership interest for $21 million as more fully discussed in the Subsequent Events footnote. The Registrant has accounted for its investment in GGC on the equity basis since 1991.

Summary financial data for the nine months ended September 30, 1994 and 1993, for GGC is as follows (in thousands):

                                                   1994             1993

Cash distributions to the Registrant
  from GGC                                        $  826           $  708

Income from operations:
  Revenues                                       $15,118          $14,446
  Expenses:
   Operating                                       5,113            5,515
   Interest                                        5,556            5,442
   Depreciation and amortization                     771              803
                                                  11,440           11,760
Net income                                        $3,678           $2,686

Registrant's share of net income of GGC           $1,085           $  802

Rincon Center Associates Partnership (RCA)-
- -San Francisco, California

        The Registrant owns general and
limited partnership interests in RCA
totalling approximately 23%, and is
responsible for 20% of cash requirements in excess of available financing. The
Registrant's investment in RCA includes
contributions of $511,000 and $1,698,000 during the first nine months of 1994 and 1993, respectively, to fund operating costs and debt repayments.

      The Registrant has posted a letter-
of-credit in favor of the bank involved in the RCA financing for $4.5 million. The letter-of-credit expires June 1995 and is secured by the Registrant's 410 First
Avenue property. The lender has requested additional collateral, and the Registrant is seeking to satisfy the collateral request and/or further reduce the required amount of the letter-of-credit; however, its ability to do so is dependent upon the cooperation of another lender.

      The Registrant earns a fee from RCA
for posting the letter-of-credit and earns a preferred return at the prime rate plus
2% on its advances to RCA. Since 1993, no letter-of-credit fees or interest on its advances have been accrued. During the first nine months of 1994, RCA paid the Registrant approximately $303,000 in outstanding letter-of-credit fees and
$147,000 in outstanding interest on its
advances relating to prior years which the Registrant has recorded as income. During the third quarter of 1994, the Registrant did not receive any outstanding letter-of-credit fees or outstanding interest on its advances to RCA relating to prior years. As previously discussed, it is the
Registrant's policy not to recognize this income until received.

      The Registrant completed an agreement
in June 1993 with the other general partner in RCA. This agreement provides the Registrant with the flexibility to borrow funds from the other general partner to limit its future cash obligations to RCA.
Under this funding arrangement, all amounts advanced, related fees and accrued interest are non-recourse to the Registrant. This agreement does not reduce the level of the Registrant's general and limited partnership interests in RCA. Interest accrues and is expensed on the unpaid portion of both the principal amount advanced and related fees at the Bank of America prime rate plus 2%. Amounts advanced under this funding arrangement, plus related fees and accrued interest, are required to be repaid from future cash distributed by RCA to the Registrant.

        As of September 30, 1994, the
Registrant repaid a total of approximately
$144,000 toward the amounts advanced,
accrued fees, and accrued interest using the payments received from RCA for outstanding letter-of-credit fees and interest on advances as previously discussed. The total amount outstanding, including accrued interest and fees, under this funding arrangement as of September
30, 1994, was approximately $2,046,000.

      Summary financial statement data for
the nine months ended September 30, 1994 and 1993, for RCA is as follows (in thousands):

                                                              1994         1993
Cash contributions from the
  Registrant to RCA                                        $  511         $1,698

Income (loss) from operations:
  Revenue                                                 $14,939        $14,539
  Expenses:
   Operating and lease expenses                             7,265          9,125
   Financing                                               12,019         10,501
   Depreciation and amortization                            3,121          3,019
                                                           22,405         22,645
Net loss                                                  $(7,466)       $(8,106)

Registrant's share of net loss of RCA                     $(1,704)       $(1,850)

3.    Per Share Data -  Per share data is
based on the weighted average number of the Registrant's common shares and common share equivalents. Outstanding warrants and stock options enter into the common shares outstanding using the Treasury Stock
Method.  The number of common share and
common share equivalents used in the
earnings per share calculations are as
follows:

As of September 30,                                          1994            1993

Primary                                                 4,113,823       3,879,827

Fully diluted                                           4,240,848       3,880,174

4.    Debt

      Debt Secured by Partnership Interest
in Golden Gateway Center and Mortgages on
Real Estate From Primary Lender - In
December 1993, the Registrant completed a restructuring of its non-revolving line-of-credit, letter-of-credit, unsecured bonds, and certain mortgages with its primary lender.

      Statement of Financial Accounting
Standards No. 15 requires the Registrant to account for future interest resulting from this transaction using an imputed interest rate versus the stated rates on the debt.
The primary lender's cancellation of debt of $4 million is not recognized as a gain for financial reporting purposes. The imputed interest rate as of September 30, 1994, was approximately 4.8%. As a result, the amount of interest recorded for financial reporting purposes is lower than the stated interest on the face amount of the debt by approximately $397,000 for the first nine months of 1994. The $397,000 adjustment to interest expense was allocated to reduce the recorded principal outstanding on this debt.

      The Mountain Bay Plaza property is
still in the process of foreclosure as more fully described in the Registrant's 1993
Audited Consolidated Financial Statements.
The net book value of the property
continues to equal the amount of the
mortgage debt in the Registrant's
Consolidated Financial Statements as of
September 30, 1994.

5.    Income Taxes

      Except for actual state franchise tax
payments made of $10,000, no provision for income taxes has been recorded in the first nine months of 1994. The redemption of the Registrant's partnership interest by GGC in October 1994 will result in a tax liability of approximately $2.1 million which will be due in the fourth quarter.

6.    Subsequent Events

      On October 19, 1994, the Golden
Gateway Center Partnership (GGC) completed
a redemption of the Registrant's 29.5%
partnership interest in GGC for $21
million.  The Registrant will record a gain
in connection with this redemption of
approximately $39 million for financial
reporting purposes in the fourth quarter of
1994.   The Registrant will use $18.5
million of the proceeds to repay debt with its primary lender. The balance of the proceeds will be used for corporate income taxes and other transaction costs.

      ITEM 2.  Management's Discussion and
Analysis of Financial Conditions and
Results of Operations

             Financial Position

      Capital Improvements, Tenant
Improvements and Other Deferred Costs -
During the first nine months of 1994 and 1993, additions to investment properties amounted to approximately $2,228,000 and
$884,000, respectively, for tenant
improvements, capital improvements and
other deferred costs. Third quarter 1994 additions to investment properties amounted to approximately $1,317,000 for tenant improvements, capital improvements and other deferred costs. The $1,317,000 of capital expenditures during the third quarter of 1994 is an increase from the $315,000 expended in the third quarter of 1993 as a result of increased leasing activity and commencement of the hotel's renovation.

      Financing - On September 30, 1994,
the face amount of the floating rate
mortgage debt totaled approximately $56.5 million, bearing interest at quarter-end weighted average stated rate of 7%. The face amount of the fixed rate mortgage debt
(excluding the Mountain Bay Plaza debt of
$18.8 million) totaled approximately $19.1 million bearing interest at quarter-end weighted average stated rate of 9.9%.

                 Net Income

      Investment Properties  -  During the
first nine months of 1994, the loss from
investment properties was $112,000 compared
to a loss of $582,000 during the first nine
months of 1993.  The first nine months of
1994 compared to the first nine months of
1993, approximately $2,631,000 (of the
$2,746,000 reduction in rental revenues)
and $1,344,000 (of the net $987,000
reduction in operating expenses) is due to:
one property disposition in Boca Raton,
Florida during the first quarter of 1993,
the Mountain Bay Plaza foreclosure-in-
process, and two property dispositions in
the latter part of 1993 (Fairmount Square,
Phoenix, Arizona and the Longwood, Florida
buildings).  For the remaining balance of
investment properties, there was a decrease
in rental revenue of approximately $115,000
and an increase in operating expenses of
approximately $357,000 for the first nine
months of 1994 compared to the first nine
months of 1993.  The decrease in rental
revenue in the first nine months of 1994 is
primarily a result of tenant consolidations
in the Registrant's portfolio.   The
increase in operating expenses is primarily attributable to increases in certain fixed operating expenses (i.e., repairs, maintenance, property taxes and insurance), tenant marketing costs, and other non-capitalized improvements. Interest expense decreased from the first nine months of 1993 amount of $4,176,000 to $2,593,000 during the first nine months of 1994 as a result of the Registrant's 1993 debt restructuring, certain asset dispositions, the Mountain Bay Plaza foreclosure-in-process, and higher interest rates.

      During the third quarter of 1994, the
loss from investment properties was
$240,000 compared to a loss of $202,000
during third quarter of 1993. The impact of tenant consolidations and overall vacancy in the investment property portfolio had a significant impact during this period. The decrease in interest expense from $1,367,000 in the third quarter of 1993 to $944,000 in the third quarter of 1994 is primarily the result of the same events that effected the nine month results discussed above.

      Hotel Property  -  The hotel property
income increased from $638,000 in the first nine months of 1993 to $792,000 in the first nine months of 1994. For the first nine months of 1994 compared to 1993, the bulk of the improvement relates to an increase in the average occupancy and in the average daily room rate. For the three months ended September 30, 1994, the hotel property loss was $314,000 compared to a loss of $101,000 for the three months ended
September 30, 1993. The increase in the
loss for the third quarter of 1994 compared to 1993 was a result of lower corporate demand. In addition, the third quarter operating results are traditionally lower than the first two quarters because of the seasonality of this operation's business.
Interest expense increased $37,000 from the first nine months of 1993 amount of $567,000 to $604,000 for the first nine months of 1994, primarily as a result of the effects of the Registrant's debt restructuring with its primary lender in December 1993 and higher interest rates during the first nine months of 1994.

      Equity in Partnership Income - Golden
Gateway Center (GGC) - Net income for GGC during the first nine months of 1994 and 1993 was $3,678,000 and $2,686,000 respectively, reflecting continued
improvement in operations for the project.
Net income for GGC during the third quarter of 1994 and 1993 was $1,269,000 and
$1,016,000, respectively.

      Equity in Partnership Loss - Rincon
Center Associates (RCA)  - The net loss for
Rincon Center decreased from $8,106,000 in the first nine months of 1993 to a net loss of $7,466,000 in the first nine months of 1994. The decrease in the net loss is a result of lower operating costs and increased rental revenue. The net loss for RCA during the third quarter of 1994 and 1993 was $1,959,000 and $2,772,000, respectively.

      General and Administrative Expenses -
General and administrative expenses in the first nine months of 1994 amounted to $992,000 compared to $1,120,000 for the first nine months of 1993.  General and
administrative expenses for the third
quarter of 1994 and 1993 was $336,000 and $345,000, respectively. The amount incurred during the first nine months of 1994 and 1993 was what the Registrant anticipated and reflects ongoing efforts to reduce these costs.

      Interest Expense on Debt Secured by
Equity Investment in GGC and Other
Corporate Debt  -  In 1994, corporate
interest expense relates to that portion of the Registrant's debt with its primary lender that is cross-collateralized by the Registrant's partnership interest in GGC.
In 1993, corporate interest expense related primarily to borrowings under the
Registrant's non-revolving line-of-credit and unsecured bonds. Interest expense in the first nine months of 1994 was $571,000 compared to $391,000 for the first nine months of 1993. Interest expense in the third quarter of 1994 was $217,000 compared to $131,000 for the third quarter of 1993.
This increase is a result of the
Registrant's debt restructuring with its primary lender which increased the amount of debt cross-collateralized by the GGC partnership interest and higher interest rates during the first nine months of 1994.

      Interest and Fee Expense for Debt
Related to Equity Investment in RCA -
During the first nine months of 1994 and 1993, the Registrant incurred approximately
$161,000 and $127,000, respectively, in
interest and fee expense related to the
funding arrangement with the other general partner on Rincon Center, as previously discussed. During the third quarter of 1994, the Registrant incurred approximately
$50,000 in interest and fee expense
relating to the RCA funding arrangement
compared to $127,000 for the third quarter of 1993.

      Interest Income  -  During the first
nine months 1994 and 1993 interest income was $177,000 and $20,000, respectively.
Interest income was $18,000 and $6,000
during the third quarter of 1994 and 1993, respectively. A significant portion of the interest income in the first nine months of 1994 is attributable to a payment by RCA for a portion of the interest outstanding on partner advances to RCA as previously discussed.

      Other Income -  In the first nine
months of 1994, other income consists of $387,000 for a payment by RCA for a portion of the fees due its general partners for posting a letter-of-credit, and the gain from the sale of vacant land in Florida and Colorado. Other income during the first nine months of 1993 included primarily amortization of intercompany profit for RCA. This resulted from earlier recognition of income by the Registrant for its share of letter-of-credit fees that is greater than its percentage interest in RCA losses. This intercompany income was fully amortized by the end of 1993.

      Gain on Sale of Partnership Interest
- - In February 1993, the Registrant sold an additional 3% partnership interest in
Golden Gateway Center as previously
discussed.

      Gain (Loss) on Sale of Real Estate
Asset - In January 1993, the Registrant disposed of its BOCA II property in Boca
Raton, Florida, to an unrelated third
party. In connection with this property disposition, the Registrant realized a loss of approximately $156,000 and net cash proceeds of $103,000. In July 1993, the
Registrant completed the sale of a 6,000 square foot building located in Longwood, Florida, to an unrelated third party for $270,000. During the third quarter of 1993, the Registrant recorded the disposition of the Fairmount Square property which resulted in a non-cash gain of $1,217,000 for financial reporting purposes.

      In July 1994, the Registrant
completed the sale of a separately
parcelled building at Walnut Creek
Executive Park to an unrelated third party.
In connection with this disposition, the Registrant realized a gain of approximately
$661,000 and net cash proceeds of
approximately $1,432,000.  The proceeds
from this sale are included as restricted cash for use in future tenant improvement cost at Walnut Creek Executive Park in connection with the AirTouch Communications lease.

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

      During the first nine months of 1994
and throughout 1993, the Registrant took several aggressive actions to generate and conserve cash, and continues to review and analyze additional potential actions. At the same time, the Registrant is seeking to retain value and identify future opportunities for investment. The
Registrant's liquidity was under
significant strain throughout 1993 which continues to be the case in 1994. The
Registrant has sought to reduce the strain by minimizing its financial exposure to properties secured by non-recourse mortgage loans. The Registrant has actively pursued potential sales of certain real estate assets in the past, and may continue to do so in the future in cases where a transaction would generate acceptable stockholder value and corporate liquidity.
During the first nine months of 1994 and 1993, the Registrant sold four properties as previously discussed.

      It is the Registrant's intent to
increase its liquidity in a variety of ways including: (a) debt refinancings, (b) the sale of properties which do not fit within its long term strategy, and (c) infusion of new capital through either a private placement or public offering when market conditions permit. Funds raised in the preceding fashion would be used for such things as tenant improvements and other capital requirements, certain mandatory debt reductions, and new investments.

      The Registrant experienced more
stabilized operating results in 1993, and expects this trend to continue since certain unprofitable properties disposed of in 1992 and 1993 will no longer affect operating results. In addition, the completion of certain leasing transactions, during the second and third quarters of 1994, has substantially reduced the level of vacancy in the Registrant's portfolio.
Since the rent commencement for the lease transactions that were completed in July
1994 will not begin until late 1994 and
early 1995, the effect of these leases will not impact the Registrant's financial results until the second quarter 1995.

                 SIGNATURES


Pursuant to the requirements of the
Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PACIFIC GATEWAY PROPERTIES, INC.
Registrant



Date:  November 10, 1994
Roger D. Snell
Roger D. Snell
President and Chief Executive Officer



Date:  November 10, 1994
Raymone V. Marino
Raymond V. Marino
Vice President and Controller
(Principal Financial and
Accounting Officer)