Form 10-Q/A
period 1994-09-30
PACIFIC GATEWAY PROPERTIES INC
filed 1995-02-07
CIK 743443

SECURITIES AND EXCHANGE COMMISSION

           WASHINGTON, D.C.  20549

                 FORM 10-Q-A

This is an amendment to the Third Quarter Report September
1994.

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



Date:  November 10, 1994      Raymond V. Marino
                              Raymond V. Marino
                    Vice President and Controller
                    (Principal Financial and
                    Accounting Officer)

                Exhibit EX-27