Form 10-Q
period 1995-03-31
PACIFIC GATEWAY PROPERTIES INC
filed 1995-05-15
CIK 743443

SECURITIES AND EXCHANGE COMMISSION

                WASHINGTON, D.C.  20549

                       FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1995:

$1.00 Par Value Common Stock
      (Title of Class)

         3,892,596                             (Number of Shares
Outstanding)


           PACIFIC GATEWAY PROPERTIES, INC.

                         INDEX


Part I-Financial Information:         Page #

Item 1.Financial Statements

Consolidated Balance Sheet as of
March 31, 1995 and
December 31, 1994                       3
Consolidated Statement of Income for
the Three Months Ended March 31,
1995 and 1994                           4

Consolidated Statement of Cash Flows
for the Three Months Ended March 31,
1995 and 1994                           5

Notes to Financial Statement            6-9

Item 2.Management's Discussion
and Analysis of Financial
Condition and Results of Operation

Part II - Other Information

Item 1.Legal Proceedings               None
Item 2.Changes in Security             None
Item 3.Defaults Upon Senior
Securities                             None

Item 4.Submission of Matters to a
       Vote of Security Holders        None
Item 5.Other Information               None
Item 6.Exhibits/Reports on Form 8-K    None

Signatures                              13











PACIFIC GATEWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEET
(In Thousands, Except Share Amounts)
                          As of     As of
                          March 31, Dec 31,

                            1995      1994
                         (Unaudited) (Audited)
ASSETS
Cash & short-term investments $ 465   $ 359
Cash -restricted               484       597
Acounts receivable              858       785
Other current assets            117        42
Investment and hotel properties:
 Land                        15,230    15,230
 Buildings                   46,516    46,741
 Other deferred costs        19,855    18,463
Subtotal investment and
hotel properties             81,601    80,434
Less-accumulated depreciation
  and amortization and net
  realizable value reserve  (22,814)  (22,075)
Investment and hotel
properties, net              58,787    58,359

Equity investment in and
loans to Rincon Center
Associates                    3,550   4,020
Deferred tax asset            4,722   6,845
Note receivable                 226     229
Other assets, net               173     198
Total assets               $ 69,382 $ 71,434

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable           $    911 $  1,132
Accrued payroll,
property and sales taxes        593      328
Prepaid rent                    250      210
Accrued interest on debt        418      459
Tenant security deposits        408      414
Income taxes payable            305       --
Other current liabilities        13       85
Debt related to corporate,
investment and hotel
properties                   60,832   61,149
Other debt related to equity
investment in Rincon Center
Associates                    2,348   1,950
Deferred tax liability        9,691  12,209
Total liabilities            75,769  77,936

Stockholders' deficit:
Common stock $1.00 par value--
 Authorized--10,000,000 shares
 Issued--4,011,150 shares     4,011   4,011
Paid-in-deficit             (10,222)(10,222)
Retained deficit                (29)    (99)
Treasury stock, at
cost--(118,554 common shares
at March 31, 1995 and 131,186
common shares at
December 31, 1994)           (2,037) (2,082)
Warrants for common stock     1,890   1,890
Total stockholders' deficit  (6,387) (6,502)
    Total liabilities and
    stockholders'deficit   $69,382  $71,434






The accompanying notes are an integral part of these consolidated financial statements
PACIFIC GATEWAY PROPERTIES, INC.
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(In Thousands, Except Per Share Amounts)



                            For the
                           Three Month
                           Ended March 31,

                               1995    1994
Investment Properties:
Rental revenues             $ 3,178   $ 2,859
Operating expenses           (1,262)   (1,217)
Income before depreciation
  and interest expense        1,916     1,642
Interest expense               (855)     (803)
Depreciation and
amortization                   (590)     (468)
 Investment properties
 income                         471       371

Hotel Property:
Revenues                      2,616     2,706
Operating expenses           (1,393)   (1,541)
Income before depreciation
  and interest expense        1,223      1,165
Interest expense               (224)     (185)
Depreciation and amortization  (156)      (92)
  Hotel income                  843       843

Equity in Partnership Loss:
Golden Gateway Center (GGC)      --      331
Rincon Center Associates (RCA)  (785)   (545)
   Equity in partnership loss   (785)   (214)
General and
administrative expenses         (353)   (360)
Interest expense on debt
secured by equity investment
 in GGC and other corporate
 debt                             --     (168)
Interest and fee expense for
debt related to
 equity investment in RCA       (58)     (59)
Interest income                   5      142
Other income (expense)           (1)     335

Income before income taxes      122      935
Income tax provision            (50)      (6)
  Net income                $    72  $   929

Income per share,
primary and fully diluted   $  0.02  $ 0.23













The accompanying notes are an integral part of these consolidated financial statements
PACIFIC GATEWAY PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                           (In Thousands)




 For the Three Month
                          Ended March 31,
                              1995  1994

Cash flow from operating activities:
Net income                   $  72       $ 929
Non-cash revenues and
expenses included in income:
  Provision for depreciation
  and amortization             746          580
  Equity in loss of investment
  partnerships                 785          214

Changes in assets and liabilities:
  Accounts receivable and
  other current assets       (189)         (150)
  Other assets                 69            67
  Accounts payable and other
  current liabilities         (10)         (371)
  Current tax liability       305            --
  Deferred tax               (395)           --
  Other liabilities           (27)          (13)

Net Cash generated by
operating activities         1,356        1,256

Cash flow from investing activities:
  Additions to investment
  and hotel properties      (1,174)       (204)
  Contributions to investment
  partnerships                (400)       (340)
  Distributions from
  investment partnerships       85         206

Net cash used in
investing activities        (1,489)       (338)

Cash flow from financing activities:
  Borrowings under property
  and corporate debt            972        --
  Borrowings in connection with
  equity investment, net        398        24
Payments on property and
corporate debt               (1,289)     (758)
Payment of loan
costs and fees             --            (84)
Issuance of treasury
stock                            45       --
Net cash (generated by)used in
financing activities            126     (818)

Increase (decrease) in cash
and short term
investments                     (7)      100
Balance at beginning of
period                         956       743
Balance at end of period

  (Including $484 restricted at
  March 31, 1995 and none
  at March 31, 1994)        $  949    $  843

Supplementary disclosures:
Cash paid for interest      $1,327    $1,044

Cash paid for taxes         $  140    $    0















                                                  The
accompanying notes are an integral part of these consolidated financial statements
           PACIFIC GATEWAY PROPERTIES, INC.
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL

STATEMENTS
         For the Quarter Ended March 31, 1995

1.   Organization and Summary of Significant Accounting Policies

     The accompanying unaudited consolidated financial statements should be read in conjunction with the 1994 Form 10-K of the Registrant. These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form
10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

     In the opinion of the Registrant, all material adjustments considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

Reclassifications

     Certain prior year amounts have been reclassified to be consistent with current year classifications.

2.  REAL ESTATE PARTNERSHIP INVESTMENTS

OPERATING PARTNERSHIPS

Golden Gateway Center Partnership (GGC)--San Francisco,
California

     In October 1994, the GGC partnership completed a redemption of the Registrant's remaining 29.5% partnership interest.
Summary financial data for the three months ended March 31, 1994 for GGC is as follows (in thousands):





                                  1994

Cash distributions to the Registrant
  from GGC                         $ 206

Income from operations:
  Revenues
                                  $4,941
  Expenses:
   Operating                       1,751
   Interest                        1,839
   Depreciation and amortization     230
                                  ------
                                   3,820

Net income                        $1,121

Registrant's share of
net income of GGC                 $  331

Rincon Center Associates Partnership (RCA)-- San Francisco,
California

       The Registrant owns general and limited partnership interests in RCA totalling approximately 23%, and is responsible for 20% of cash requirements in excess of available financing.

     RCA sold Rincon Center Phase One to Chrysler MacNally Corporation (Chrysler) in June 1988; subsequently, RCA leased the property back under a master lease which is treated as an operating lease for financial reporting purposes. In July 1993, Chrysler completed a refinancing of Rincon Center Phase One. The maturity date of this debt is July 1, 1998. Payments under the master lease agreement may be adjusted to reflect adjustments in the rate of interest payable by Chrysler on the Rincon Center Phase One debt. The master lease also permits Chrysler to put the property back to RCA at stipulated prices beginning January 1998 if long-term financing meeting certain conditions is not obtained. RCA intends to obtain financing meeting the conditions of the master lease prior to January 1998. In September 1993, RCA completed a refinancing of Rincon Center Phase Two with its existing lender. The Registrant has also posted a $4.5 million letter-of- credit in favor of the bank involved in a portion of the RCA financing. This letter-of- credit is secured by the Registrant's 410 First Avenue property in Needham, Massachusetts.

The letter-of-credit expires December 1995.

     The Registrant earns a fee from RCA for posting the letter-of-credit and earns a preferred return at the prime rate plus 2% on its advances to RCA. Since 1993, no letter- of-credit fees or interest on its advances have been accrued. Since December 1994, the Registrant has recorded any letter-of-credit fees and interest on advances paid by RCA as a reduction to equity investment and loans to RCA. During the first quarter of 1995, RCA paid the Registrant approximately $85,000 in outstanding letter-of-credit fees.

     The Registrant entered into an agreement in June 1993 with the other general partner in RCA. This agreement provides the Registrant with the flexibility to borrow funds from the other general partner to limit its future cash obligations to RCA.
Under this funding arrangement, all amounts advanced, related fees and accrued interest are non-recourse to the Registrant.
This agreement does not reduce the level of the Registrant's general and limited partnership interests in RCA. Interest accrues on the unpaid portion of both the principal amount advanced and related fees at the Bank of America prime rate plus
2%. Amounts advanced under this funding arrangement, plus related fees and accrued interest, are required to be repaid from future cash distributed by RCA to the Registrant, if any. The total amount outstanding under this funding arrangement as of March 31, 1995 was $2,348,000, and as of December 31, 1994 was $1,950,000.


     Summary financial statement data for the three months ended
March 31, 1995 and 1994, for RCA is as follows (in thousands):







                                          1995      1994

Registrant's share of contributions
to RCA, net                              $   (315)    $(340)



Income (loss) from operations:
  Revenue                             $   5,374     5,040
Expenses:
   Operating and lease
   expenses                               3,021    2,936
Financing                                 4,766    3,467
Depreciation and amortization             1,025    1,025
                                          -----   -------
                                          8,812    7,428

Net loss                               $ (3,438) $  (2,388)
Registrant's share of
net loss of RCA                        $   (785)  $  (545)

     As of the date of this report, the Managing General Partner of RCA had not completed the financial accounting for RCA partnership. As a result, the Registrant has recorded an estimate of revenue and expenses for the first quarter of 1995 based upon actual operating revenue and expenses for January and February 1995. The Registrant has conferred with the Managing General Partner of RCA and considers the projection a reasonable estimate; however, actual results will differ from this projection.

3. Per Share Data - Per share data is based on the weighted average number of the Registrant's common shares and common share equivalents. Outstanding warrants and stock options enter into the common shares outstanding using the Treasury Stock Method. The number of common shares and common share equivalents used in the earnings per share calculation are as follows:

As of March 31,                       1995        1994

Primary                           4,106,282    4,105,808

Fully diluted                     4,106,282    4,105,808

4.   Debt

     Debt Secured by Mortgages on Real Estate From Primary Lender
- - In December 1993, the Registrant completed a restructuring of its non-revolving line-of-credit, letter-of- credit, unsecured bonds, and certain mortgages with its primary lender.

     Statement of Financial Accounting Standards No. 15 requires the Registrant to account for future interest resulting from this transaction using an imputed interest rate versus the stated rates on the debt from the primary lender. In addition, the primary lender's cancellation of debt of $4 million, at the time of the restructuring, is not recognized for financial reporting purposes. The imputed interest rate as of March 31, 1995, was approximately 5.3%. As a result, the amount of interest recorded for financial reporting purposes is lower than the stated interest on the face amount of the debt by approximately $44,000 for the first quarter of 1995. The face amount of the debt with the primary lender as of March 31, 1995, was $28,692,000.

     ITEM 2.  Management's Discussion and Analysis of Financial
Conditions and Results of Operations

                  Financial Position

     Capital Improvements, Tenant Improvements and Other Deferred
Costs - First quarter 1995 additions to investment and hotel properties amounted to approximately $1,174,000 for tenant improvements, capital improvements and other deferred costs.

     Financing - On March 31, 1995, the face amount of the floating rate mortgage debt totaled approximately $39.47 million, bearing interest at quarter-end weighted average stated rate of 8.19%. The face amount of the fixed rate mortgage debt totaled approximately $19.98 million bearing interest at quarter-end weighted average stated rate of 9.43%.

                      Net Income

     Investment Properties - During the first quarter of 1995, the income for investment properties was $471,000 compared to income of $371,000 during the first quarter of 1994. Rental revenue increased approximately $920,000 as a result of new leases completed in 1994 which was offset by approximately a $600,000 reduction in rental revenue due to one property disposition in January 1994, and tenant consolidations in late 1994 and January 1995; thus, resulting in a net increase in rental revenue of approximately $320,000 for the first quarter of 1995 compared to 1994. Operating expenses increased approximately $100,000 as a result of leases completed in 1994 which was offset by approximately a $55,000 reduction in operating expenses due to one property disposition in January 1994, and tenant consolidations in late 1994 and January 1995; thus, resulting in a net increase in operating expenses of $45,000 for the first quarter of 1995 compared to 1994. Interest expense increased for the first quarter of 1995 compared to 1994 primarly as a result of higher interest rates. Depreciation and amortization expense increased as a result of commencing depreciation of expenditures capitalized during 1994 relating to the Registrant's leasing activites and capital improvement projects.

     Hotel Property - The hotel property income was $888,000 in the first quarter 1994 compared to $844,000 in the first quarter 1995. As a result of lower corporate demand and the impact of rooms that were unavailable during the final phase of the hotel's refurbishment which was completed in January 1995, occupancy decreased during the first quarter of 1995 compared to 1994. However, the hotel was able to achieve an increase in average daily rates during the first quarter of 1995 compared to 1994 which partially offset the impact from the decline in occupancy. Interest expense of the hotel's debt increased as a result of increased borrowings for the hotel's refurbishment and higher interest rates. Depreciation expense increased in the first quarter of 1995 compared to 1994 as a result of commencing depreciation on the capital improvements completed in late 1994.

     Equity in Partnership Income - Golden Gateway Center (GGC) -
In October 1994 the GGC partnership completed a redemption of the Registrant's remaining 29.5% partnership interest.

     Equity in Partnership Loss - Rincon Center Associates (RCA)
- -The net loss for Rincon Center increased from $2,388,000 in the first quarter of 1994 to a net loss of $3,438,000 in the first quarter of 1995. The increase in the net loss is primarily the result of higher interest rates on Rincon Center's debt. The Registrants equity share of the RCA loss amounted to $785,000 and $545,000 in the first quarter of 1995 and 1994, respectively.

     General and Administrative Expenses - General and administrative expenses in the first quarter of 1995 amounted to $353,000 compared to $360,000 for the first quarter of 1994.

     Interest Expense on Other Corporate Debt - In 1994, corporate interest expense related to that portion of the Registrant's debt with its primary lender that was cross-collateralized by the Registrant's partnership interest in GGC.
As a result of the redemption of the Registrant's GGC partnership interest in October 1994, a portion of the proceeds repaid all of the debt collateralized by the GGC partnership interest.

     Interest and Fee Expense for Debt Related to Equity Investment in RCA - During the first quarters of 1995 and 1994, the Registrant incurred approximately $58,000 and $59,000 in interest and fee expense, respectively, related to the funding arrangement with the other general partner on Rincon Center.

     Interest Income - During the first quarter of 1994 interest income was $142,000. A significant portion of the interest income in the first quarter of 1994 was attributable to a payment by RCA for a portion of the interest outstanding on partner advances to RCA. Since December 1994, the Registrant has recorded interest on its advances to RCA as a reduction to equity investment and loans to RCA.

     Other Income - In the first quarter of 1994, other income includes a $233,000 payment by RCA for a portion of the fees due its general partners for posting a letter-of- credit; and the proceeds from the sale of vacant land in Longwood, Florida and Colorado Springs, Colorado. Since December 1994, the Registrant has recorded letter-of-credit fees from RCA as a reduction to equity investment and loans to RCA.

     Income Tax Provision - In the first quarter of 1995, the Registrant recorded a provision for income taxes of $50,000 compared to $6,000 for the first quarter of 1994. As a result of implementing Financial Accounting Standard No. 109, the Registrant has recorded a deferred tax asset and liability as of December 31, 1994; and consequently, a current tax provision has been recorded at the Registrant's effective tax rate of 41% for the first quarter of 1995.

Liquidity and Capital Resources
     The bulk of the Registrant's resources are committed to relatively non-liquid real estate assets. Traditionally, these assets, due to their value and cash flow, provided the Registrant with an ability to generate capital as required, both internally and externally, through asset-based financings. In addition, since 1992, assets or portions thereof, were sold to provide further liquidity.

     The Registrant has taken several aggressive actions to generate and conserve cash, and continues to review and analyze additional potential actions. At the same time, the Registrant is seeking to retain value and identify future opportunities for investment. The Registrant's liquidity was under significant strain throughout 1994 which continues to be the case in 1995. The Registrant has actively pursued potential sales of certain real estate assets in the past, and may continue to do so in the future in cases where a transaction would generate acceptable stockholder value and corporate liquidity.

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

     The Registrant experienced more stabilized operating results in 1994, and expects this trend to continue in 1995 since certain unprofitable properties disposed of in 1992 and 1993 will no longer affect operating results. In addition, the completion of certain leasing transactions during the second and third quarters of 1994 has substantially reduced the level of vacancy in the Registrant's portfolio. Since rent commencement for the lease transactions that were completed in July 1994 did not begin until late 1994 and early 1995, the effect of these leases will not impact the Registrant's financial results until the second quarter of 1995.















































                                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                PACIFIC GATEWAY PROPERTIES, INC.
                Registrant



Date:  May 11, 1995    Roger D. Snell
                Roger D. Snell
                President and Chief Executive Officer



Date:  May 11, 1995    Raymond V. Marino
                Raymond V. Marino
                Vice President
                (Chief Financial
and Accounting
                               Officer)