Form 10-K/A
period 1994-12-31
PACIFIC GATEWAY PROPERTIES INC
filed 1995-05-17
CIK 743443

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
      Washington, D.C. 20549

             FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE
     ACT OF 1934
For the fiscal year ended December 31, 1994

                OR

[  ] TRANSITION REPORT PURSUANT TO
SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE      ACT OF
1934

          For the transition period
from
  to

   Commission File Number 1-8692

 PACIFIC GATEWAY PROPERTIES, INC.
   (Exact name of Registrant as
specified in its charter)

                NEW YORK04-2816560
     (State or other jurisdiction
of   (IRS Employer
      incorporation or organization
)   Identification No.)

               One Rincon Center
       101 Spear Street, Suite 215
       San Francisco, California
94105
          (Address of principal
executive offices)
          Zip Code)

  Registrant's telephone number,
including area code (415)     543-
8600

 Securities registered pursuant to
Section 12 (b) of the Act:


                  Name of each
exchange
Title of each class      on which
                         registered
Common Stock, $1.00 par value
American Stock Exchange
per share
 Securities registered pursuant to
Section 12 (g) of  the Act:  None

     Indicate by check mark whether
the Registrant (1) has filed all
reports required to be filed by
Section 13 or 15 (d) of the
Securities Exchange Act of 1934
during the preceding 12 months (or
for such shorter period that the
Registrant was required to file
such reports), and (2) has been
subject to such filing requirements
for the past 90 days.   Yes [X]
No [  ]

Indicate by check mark if
disclosure of delinquent filers
pursuant to Item 405 of Regulation
S-K (229.405) of this chapter) is
not contained herein, and will not
be contained, to the best of
Registrant's knowledge, in
definitive proxy or information
statements incorporated by
reference in Part III of this Form
10-K or any amendment to this Form
10-K [X].

State the aggregate market value of
the voting stock held by non-
affiliates of the Registrant as of
March 15, 1995: Common Stock, Par
Value $1.00--$13,094,879
   .

Indicate the number of shares
outstanding of each of the
Registrant's classes of common
stock, as of March 15, 1995:
Common Stock, Par Value $1.00 --
3,879,964 shares.

DOCUMENT INCORPORATED BY REFERENCE

     Portions of the definitive
Proxy Statement dated April 6,
1995, are incorporated by reference
into Part III.

              PART I

ITEM 1.  Business
General

     Pacific Gateway Properties,
Inc. (the "Registrant") was
incorporated under the laws of the
State of New York in January of 1984
and began its operations in April of
1984 upon the transfer to it of
certain assets formerly owned by
Perini Corporation and the
distribution of shares of the
Registrant's Common Stock to the
stockholders of Perini Corporation
in May of 1984.

     The Registrant holds interests
in income producing real estate.  As
of December 31, 1994, the
Registrant's portfolio of operating
properties consists of economic
interests in the following:

          (i)  Walnut Creek
     Executive Park, Walnut Creek,
     California--a 427,000 square
     foot office park consisting of
     twelve low-rise (one- to
     three-story) office buildings
     and a restaurant building--100%
     owned;

          (ii)  South Bay Office
     Tower, San Jose, California--a
     164,000 square foot,
     twelve-story office building--
     100% owned;

          (iii)  Radisson Suite
     Hotel, Tucson, Arizona--a 306
     suite hotel--100% owned;

          (iv) North Tucson Business
     Center, Tucson, Arizona--a
     one-story, 91,000 square foot
     office/industrial building--
     100% owned;

          (v) Village Commons
     Shopping Center, West Palm
     Beach, Florida--a 170,000
     square foot shopping center--
     100% owned;

          (vi)  1200 Weston Road,
     Weston (Fort Lauderdale),
     Florida--a three-story, 15,000
     square foot office building--
     100% owned;

          (vii)   410 First Avenue,
Needham, Massachusetts--a
single-story office/industrial
building totalling 38,000 square
feet      located in a suburb of
Boston--100% owned; and

(viii)  Rincon Center, San
Francisco, California--a mixed-use
(retail, office, apartment) complex
in downtown San Francisco.  The two
phase project contains 78,000 square
feet of retail space, 423,000 square
feet of office space, 320 apartment
units and 720 parking spaces.
Registrant owns 22.8% in general and
limited partnership interests.

     Management of Properties

     The Radisson Suite Hotel has
its own management organization in
place which is supervised by the
Registrant.  The Registrant manages
the remaining operating properties,
Rincon Center and other third party
owned properties.

Property Owned in Partnership with
Others

     A significant portion of the
Registrant's portfolio consists of a
partnership interest in Rincon
Center Associates (RCA). The
Registrant is not the managing
general partner of the
aforementioned partnership.
Operating and other decisions with
respect to this partnership property
are generally controlled by the
managing general partner unrelated
to the Registrant; therefore, the
Registrant has less flexibility with
respect to such assets than if it
owned them outright.

Business Plan and Policies

     The Registrant's overall
business plan has been to assemble a
substantial portfolio of income
producing properties.  The
Registrant historically focused its
property acquisitions in four
markets: Northern California,
Arizona, Florida and Massachusetts.
The Registrant has invested in
mixed-use projects, office
buildings, apartments, industrial
buildings, a shopping center and a
hotel.  The Registrant's long-term
objectives continue to be maximizing
net cash flow from operations and
achieving growth through
appreciation of asset values rather
than through reported earnings.  The
current strategic plan of the
Registrant is to focus on real
estate investments on the West Coast
with a specific emphasis on the San
Francisco Bay Area.  The current
investment emphasis will be in
commercial properties which require
aggressive management and leasing in
order to maximize their potential.
This strategy is influenced by the
following factors:  (1) the
Registrant's current property
portfolio is concentrated on the
West Coast; and (2) the Registrant
believes that geographic
concentration will influence
operational efficiencies, as well as
new property investment and third
party property management service
opportunities.

     During 1994, the Registrant
continued to examine each asset in
its portfolio, focusing on each
property's current cash flow,
anticipated cash requirements, the
economics of its local marketplace,
as well as the asset's position in
that market and the potential for
sale, refinancing, and return on
additional investment.  In
conjunction with the above described
process, the Registrant has also
determined it appropriate to offer
for sale certain assets to reduce
its involvement in certain markets,
create liquidity and advance the
geographic and property type
concentration, and efficiency of the
Registrant's operations.  In 1994
the Registrant sold a day care
center building in Walnut Creek,
California, and agreed to a
redemption of the Registrant's 29.5%
general partnership interest in
Golden Gateway Center.

     The Registrant will continue to
make use of borrowed money or
leveraging, as is customary with the
types of properties it intends to
own.  The amount of mortgage debt
supported by each project depends
on, among other factors, its cash
flow available to service such debt.
In December 1994, the Registrant
completed the refinancing of
approximately $6.5 million of debt
with one of its lenders.  This
refinancing is more fully discussed
in the pages that follow.

            Competition

     Within its geographic areas of
operation, the Registrant is subject
to competition from a variety of
investors, including insurance
companies, pension funds, corporate
and individual real estate
developers, and investors with
similar investment objectives to
those of the Registrant.  Some of
these competitors have greater
financial resources, larger staffs
and longer operating histories than
the Registrant.  As an owner of
commercial real estate properties,
the Registrant competes with other
owners of similar properties in
connection with their financing,
sale, lease, or other disposition
and use.

             Employees

     As of December 31, 1994, the
Registrant has 160 full-time and 28
part-time employees, compared to 177
full-time and 43 part-time employees
as of December 31, 1993.

Financial Information About
Industry Segments, Seasonality and
Other Factors

     The Registrant is engaged in
the business of owning and managing
income producing real estate.  The
requirement for a presentation about
industry segments is not applicable.
The Registrant's business is not
affected by seasonal factors, except
for its hotel property.   All of the
Registrant's operations are located
in the United States.

Property Insurance

     The Registrant believes that
all of the wholly owned properties
and properties owned in partnership
with others are adequately covered
by insurance.  One of the California
operating properties, Rincon Center,
does not maintain earthquake
insurance.

Tenants

     There are no individual tenants
in any of the Registrant's wholly
owned properties that contribute 10%
or more to consolidated revenues and
the loss of which would have a
material adverse affect on the
Registrant taken as a whole.
Generally, lease terms range from
one to five years and leases of
approximately 83,000 square feet of
rental space (or approximately 9.2%
of the Registrant's investment
portfolio) will mature in 1995.

ITEM 2.  Properties

     As of December 31, 1994, the
Registrant had a total of eight
operating properties.

     Information regarding
encumbrances on the Registrant's
properties is incorporated herein by
reference to Item 14, Schedule III,
Real Estate and Accumulated
Depreciation as of December 31,
1994.

     The following table sets forth detailed information regarding the Registrant's properties which were owned as of December 31, 1994:

ITEM 2. Properties, continued (dollar amounts in thousands)



Property     General               # of Units
Name         Description Location  Leasable sq. ft.



Walnut Creek 11 two story woodWalnut Creek,427,000 sq.ft. set on 29 Executive Parkframed garden officeCaliforniaacres with parking for
             buildings, a three    over 1,720 cars
             story structural steel
             frame office building,
             8,000 sq. ft. restaurant


South Bay    Twelve story officeSan Jose,164,000 sq.ft. office
Office Tower building    Californiaspace and two levels of
                                   subterranean parking


Radisson SuiteHotel operation underTucson, Arizona306 suites
Hotel        a license agreement
             with Radisson Hotels
             International - 7
             connected mid-rise
             buildings


North Tucson Single story office/Tucson, Arizona91,000 sq. ft.
2 tenants;Registrant   100%        $ 1,148   $485
Business Centerindustrial building                            100% occupancy




(1) Funds from operations are defined as operating revenue less operating, general and administrative expenses, and interest expense on debt, excluding gains or losses, depreciation and amortization.
(2) The sale of a property or the partnership interest may result in a substantial tax liability.

                                      Year End Calendar Year
                                      1994     1994
# of Tenants and/orOwned% Registrant  Tax      Funds From
Occupancy %  By        Ownership      Basis (2)Operations (1)

59% tenants; Registrant100%           $17,215  $230
91% occupancy

48 tenants;  Registrant100%           $12,473  $200
86.5% occupancy

1994 average Registrant100%           $10,499  $1,211
occupancy
was 73.5%

2 tenants    Registrant100%           $1,148   $485
ITEM 2. Properties, continued (dollar amounts in thousands)




Property     General               # of Units
Name         Description Location  Leasable sq. ft.



Village CommonsCommunity shoppingWest Palm Beach,170,000 sq. ft.
Shopping Centercenter    Florida


1200 Weston Road3 story officeFort Lauderdale,15,000 sq. ft.
             building    Florida


410 First Avenue (3)Single tenant office/Needham,38,000 sq. ft.
             industrial buildingMassachusetts


Rincon CenterMajor mixed useSan Francisco,320 Apartments
             project in the SanCalifornia78,000 sq. ft. of
             Francisco Financial   retail space
             District              423,000 sq. ft. of
                                   office space
                                   2 level garage
                                   720 automobiles






(1) Funds from operations are defined as operating revenue less operating, general and administrative expenses, and interest expense on debt, excluding gains or losses, depreciation and amortization.
(2) The sale of a property or the partnership interest may result in a substantial tax liability.
(3) Tenant lease expired in late 1994 and remained on a month to month basis at a reduced rent and less square footage.
(4) The tax basis of this partnership investment is negative since the Registrant's share of tax losses exceeds its investment in this partnership.
(5) Represents the Registrant's 22.8% equity share of Rincon Center's funds from operations.

                                     Year End    Calendar Year
                                     1994        1994
# of Tenants and/orOwned% Registrant Tax         Funds From
Occupancy %  By         Ownership    Basis (2)   Operations (1)

48 tenants;  Registrant     100%     $8,363      $645
84% occupancy

2 tenants;   Registrant     100%     $311        $260
100% occupancy

1 tenant;    Registrant     100%     $2,123      $494
28% occupancy

100% occupancyRincon Center 22.8%    $(12,255)(4)$(1,557)(5)
32 tenants;  Associates, a
94% occupancyCalifornai Limited
8 tenants;   Partnership
100% occupancy
Other Matters Relating to
Properties


South Bay Office Tower Refinancing

     In December 1994, the
Registrant completed the refinancing
of South Bay Office Tower with its
existing lender for $6.5 million.
The new loan carries an 11% annual
interest rate in year one, 12%
thereafter until maturity, with
fixed monthly payments of $68,000
with the balance due December 1997.
This new loan may be prepaid at any
time without penalty and is non-
recourse to the Registrant.

Radisson Suite Hotel Refurbishment

     The hotel is operated by
employees of a corporate entity
owned by the Registrant under a
license agreement with Radisson
Hotels International, a part of The
Carlson Hospitality Group, Inc.  As
a result of a 1993 refinancing, the
Registrant completed a $1.5 million
refurbishment of the property in
January 1995.  The project primarily
focussed upon upgrading all of the
hotel's 306 suites.

Mountain Bay Plaza Settlement

     In December 1993, the mortgage
loan matured on Mountain Bay Plaza
(MBP), and the lender was not
willing to extend the loan.  In
March 1995, the Registrant and MBP's
lender signed a Settlement Agreement
and Mutual Release (the
"Agreement").  The Agreement
provides for a release of all claims
and counterclaims by and between the
Registrant and MBP's lender thus
allowing the lender to complete its
foreclosure on MBP.

410 First Avenue Pledged as
Collateral

     In 1986 this property was
pledged as collateral to secure a
$6.25 million letter-of-credit in
favor of Rincon Center Associates'
lender.  In July 1993, Rincon Center
Associates completed refinancing on
Phases One and Two, and the letter-
of-credit was reduced to $4.5
million.  This property is occupied
by a single tenant, and the lease
for this tenant expired during the
fourth quarter of 1994.  The tenant
currently occupies part of the space
on a month-to-month basis at a
reduced rent.  The Registrant is
actively seeking to re-lease or sell
this building.  As a result of a
decline in market rents for this
type of building, the Registrant has
recorded a $1 million provision for
write-down to net realizable value
as more fully discussed in the
Registrant's Consolidated Financial
Statements.


ITEM 3.  Legal Proceedings

     The Registrant is involved in
various other claims and lawsuits
incidental to its business.  In the
opinion of the Registrant, these
other claims and lawsuits in the
aggregate will not have a material
adverse impact on the Registrant's
financial condition.

ITEM 4.  Submission of Matters to a
Vote of Security Holders

      Not applicable.


              PART II

ITEM 5.  Market for Registrant's
Common Equity and Related
Stockholder Matters

Common Stock

     On March 15, 1995, there were
approximately 3,000 holders of
record of the Registrant's Common
Stock.  The Registrant's Common
Stock is traded on the American
Stock Exchange under the symbol
"PGP".

     The table below sets forth, for
the indicated periods, the high and
low prices per share of the
Registrant's Common Stock as
reported on the American Stock
Exchange Consolidated Reporting
System.

               HighLow

               1995
First Quarter (through March 15,
1995)     $4 3/16          $3 3/8

1994
First Quarter   4      3 3/8
Second Quarter  3 7/8 3 1/16
Third Quarter   4 5/8 3 3/8
Fourth Quarter  4 1/4 2 7/8

1993
First Quarter  3 5/82 3/8
Second Quarter 3 3/82 1/2
Third Quarter  3 1/82 1/4
Fourth Quarter 3 3/42 7/16

ITEM 6. Selected Financial Data. The selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes in Item 14. The selected financial data is not covered by the reports of the independent public accountants. (In thousands, except per share data)

AS OF DECEMBER 31,


                    1994 1993  1992  1991  1990

FINANCIAL
POSITION
Investment and hotel
  properties, net of
  depreciation and
amortization    $58,359$75,786$79,470$105,426$133,686
Equity investment
  in Rincon Center
  Associates      4,020 6,491 7,272  8,542 9,810
Deferred tax asset 6,845       --       --       --        --
Other assets      2,210   2,313    2,671   21,157    2,006
Total assets    $71,434$ 84,590$ 89,413$135,125$145,502
Debt            $63,099$ 98,916$107,732$146,023$163,576
Minority interests$      --$       --$        --$        --$     411
Deferred tax
liability       $12,209$       --$        --$     902$        --
Excess of cash
  distributions
  received over
  equity in
  earnings
  of Golden
  Gateway Center$       --$ 18,126$ 19,839$ 19,795$ 23,790
Stockholders' deficit$ (6,502)$(35,321)$(41,795)$(38,964)$(49,863)
Stockholders' deficit
  per share, primary$   (1.58)$   (9.10)$ (10.77)$ (10.04)$ (12.85)
Stockholders' deficit per share,
  fully diluted$   (1.55)$   (9.05)$ (10.77)$ (10.04)$ (12.85)

ITEM 6. Selected Financial Data, (continued) - The selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes in Item 14. The selected financial data is not covered by the reports of the independent public accountants.
(In thousands, except per share data)

FOR THE YEAR ENDED DECEMBER 31,


                    1994 1993  1992    1991    1990

INCOME RESULTS

Revenue from investment
 properties     $11,027$14,193$15,304$19,304$21,829

Revenue from hotel property   7,357   7,837   6,725   6,447   6,427

Equity in partnership income
  (loss), net    (1,298)  (1,719)  (2,749)  (2,210)  (3,849)

Provision for write-down to
  estimated net
   realizable value  (1,000)     (1,000)        --  (2,538)(10,537)

Gain on sales of real estate
  assets            664   1,045   2,807   23,611        --

Gain (loss) on disposition of
  partnership interests 39,078   3,602  (2,031)        --        --

Extraordinary items   (325)   4,850        --  2,967        --

Net income (loss)$28,817$  4,583$ (2,831) $10,897$(24,346)

Income (loss) per share,
  primary:

 Income (loss) before extraordinary
  items        $   7.10$  (0.07)$  (0.73)$   2.04$  (6.27)
  Extraordinary items  (0.08)    1.25        --     0.77        --

  Net income (loss), primary$  7.02$   1.18$  (0.73)$   2.81$  (6.27)

  Number of common shares
    and share equivalents
    outstanding, primary  4,106  3,881  3,879  3,879   3,879

Income (loss) per share, fully diluted:

 Income (loss) before extraordinary
  items        $   6.96$  (0.07)$  (0.73)$   2.04$  (6.27)

 Extraordinary items   (0.08)    1.24       --      .77        --

 Net income (loss), fully
  diluted      $   6.88$   1.17$  (0.73)$   2.81$  (6.27)

 Number of common shares and
share equivalents outstanding,
 fully diluted    4,187  3,904  3,879  3,879  3,879

ITEM 7.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Financial Condition

  Capital Improvements, Tenant Improvements and
Other Deferred Costs -- In 1994 there were additions to investment and hotel properties amounting to approximately
$5.9 million for tenant improvements, capital improvements and other deferred costs which includes leasing commissions and loan fees.

  Financing -- A total of approximately $20.4 million of debt was repaid in 1994 as a result of the redemption of the 29.5% partnership interest in Golden Gateway Center, disposition of one property and scheduled debt amortization, as more fully discussed in the Registrant's Consolidated Financial Statements. In addition, approximately $18.9 of debt was removed from the Registrant's consolidated Balance Sheet as a result of the settlement reached with the lender of Mountain Bay Plaza. The Registrant completed one refinancing in 1994 related to its mortgage debt in the amount of $6.5 million.

  On December 31, 1994, the face amount of the floating rate mortgage debt totaled approximately $39.6 million, bearing interest at year-end weighted average rate of 8.23%. The face amount of the fixed rate mortgage debt totaled approximately $20.1 million bearing interest at year-end weighted average rate of 9.43%. The book value of the Registrant's debt differs from the face value as more fully described in the Registrant's Consolidated Financial Statements.

 Net Income (Loss)

     Investment Properties -- During 1994, the income from investment properties was $385,000 compared to a loss of $1,165,000 during 1993. Approximately $3,343,000 (of the net $3,166,000 reduction in rental revenues) and approximately $1,728,000 (of the net $1,624,000 reduction in operating expenses) is due to several property dispositions in 1993 and 1994. For the remaining balance of investment properties, there was an increase in rental revenue of approximately $178,000 and an increase in operating expenses of approximately $104,000 from 1993 to 1994. This increase in rental revenue in 1994 is primarily a result of rental payments commencing in the fourth quarter for a portion of the new leases signed in mid 1994. The increase in operating expenses is primarily attributable to increases in certain operating expenses. Interest expense decreased from $5,463,000 in 1993 to $3,356,000 in 1994 as a result of the
Registrant's 1993 debt restructuring, certain asset dispositions, and the Mountain Bay Plaza foreclosure. The Registrant's decrease in interest expense would have been greater, but rising interest rates during 1994 on its floating rate mortgage debt negatively impacted these results.

     The reduction in the loss between 1993 and 1992 was a result of a decrease in revenues of $1,111,000 that were offset by a reduction in operating expenses of $347,000, interest expense reduction of $415,000, and lower depreciation and amortization of $535,000. The decrease in revenue of $1,111,000 between 1993 and 1992 was attributable to a combination of a decrease in revenues from property dispositions in 1992 and 1993; tenant renewals at lower rental rates, tenants downsizing and/or tenants vacating; a reduction in expense recoveries from new and renewing tenants receiving new expense base years; and to a lesser extent, lower expense pass throughs due to overall property expense reductions. These amounts were offset by new tenant lease revenue in 1993.

     Hotel Property -- The hotel property had income of $827,000 in 1994 compared with income of $833,000 in 1993.
As a result of lower corporate demand and the impact of the hotel's refurbishment during the third and fourth quarters of 1994, occupancy decreased from 1993 to 1994. However, the hotel was able to achieve an increase in average daily rates from 1993 to 1994 which partially offset the impact from the decline in occupancy. Even though interest rates increased in 1994, interest expense on the hotel's debt remained flat primarily as a result of the effects of the Registrant's debt restructuring with its primary lender in December 1993. The hotel property had income of $833,000 in 1993 compared with a loss of $45,000 in 1992. The bulk of the improvement relates to an increase in both the average daily rate and occupancy between 1992 to 1993 and a decrease in operating expenses. Interest expense decreased from $941,000 in 1992 to $744,000 in 1993 primarily as a result of lower floating interest rates.

     Partnership Operations -- Golden Gateway Center
(GGC) -- In October 1994 the GGC partnership completed a redemption of the Registrant's partnership interest for $21 million. The equity in partnership income reflects only the Registrant's share of income, expenses and distributions for the first nine months of 1994. GGC's revenues increased 3.3% in 1993 over 1992, while operating expenses decreased by 4.3%, resulting in a $1,984,000 increase in net operating income from $9,769,000 in 1992 to $11,753,000 in 1993.
The increase in 1993 net operating income is due to increased occupancy, rental rate increases and reductions in operating expenses. The increase in interest expense resulted from increased borrowings related to GGC's capital improvement program. The Registrant sold 3% of its partnership interest in February 1993 and owned 29.5% partnership interest for the balance of 1993.

     Rincon Center Associates (RCA) -- RCA's net loss decreased from $11.9 million in 1993 to a net loss of $10.4 million in 1994. The decrease in the net loss is a result of lower operating costs and depreciation and increased rental revenues. Financing costs increased due to higher interest rates. RCA's revenues were relatively flat between 1993 and 1992 since the project reached stabilized occupancy in 1992. Operating expenses in 1993 included a one-time non-cash charge of $560,000 from the amortization of deferred lease costs relating to Rincon Center Phase One's master lease. Excluding the one-time non-cash charge of $560,000, operating expenses in 1993 decreased approximately 4% from 1992 as a result of continued cost reduction efforts. RCA's interest expense decreased from $10,862,000 in 1992 to $10,582,000 in 1993. This decrease in interest expense resulted from a decrease in interest rates on the project's debt during 1993 and a reduction of debt on the project as a result of a paydown of the debt outstanding in 1993 in connection with the two refinancings. A copy of the RCA audited
Financial Statements are included as an exhibit to this report.

     General and Administrative Expenses -- General and administrative expenses decreased from $1,593,000 in 1993 to $1,446,000 in 1994, and decreased from $1,837,000 in 1992 to $1,593,000 in 1993. The decrease in expenses relates to a combination of cost reduction measures including a reduction in personnel costs, other professional services, directors' fees, and bonuses to former executives.

     Interest Expense on Debt Secured by Equity
Investment in GGC and Other Corporate Debt -- In 1994, corporate interest expense relates to that portion of the Registrant's debt with its primary lender that was cross-collateralized by the Registrant's partnership interest in Golden
Gateway Center (GGC).  Corporate interest increased from
$570,000 in 1993 to $754,000 in 1994.  This increase is a
result of the Registrant's debt restructuring with its primary lender which increased the amount of debt cross-collateralized by the GGC partnership interest and higher interest rates during 1994.

     Prior to 1994, interest expense related primarily to borrowings under the Registrant's non-revolving line-of-credit, unsecured notes and bonds, and unsecured notes payable to a subsidiary of Perini Corporation. Interest expense related to this corporate debt decreased from $740,000 in 1992 to $570,000 in 1993. This decrease is mainly attributable to a reduction in the non-revolving line-of-credit borrowings from $10.5 million to $9 million in February 1993, relating to the use of $1.5 million of proceeds from the sale of the Registrant's 3% partnership interest in Golden Gateway
Center, and lower interest rates.

     Interest and Fee Expense for Debt Related to
Equity Investment in RCA -- During 1994 and 1993, the
Registrant incurred approximately $199,000 and $161,000, respectively, in interest and fee expense related to the funding arrangement with the other general partner on Rincon Center which is more fully discussed in the Registrant's Consolidated Financial Statements. The funding arrangement with the other general partner on Rincon Center did not exist in 1992.

     Interest Income -- During 1994, 1993 and 1992, interest income was $138,000, $18,000 and $219,000, respectively. Interest income in 1994 consists primarily of $82,000 for interest earned on the redemption of the Registrant's GGC interest between September 30, 1994, closing date, and the date when the Registrant received the funding from the redemption in October 1994. Interest income in 1993 consists primarily of interest earned on cash invested. Interest income in 1992 consists primarily of interest earned in connection with the sale of the Registrant's 12.2% partnership interest in GGC in December 1991.

     Forgiveness of Accrued Interest -- In 1992, the
Registrant recorded a $400,000 gain from forgiveness of accrued interest payable to a subsidiary of Perini Corporation.

     Other Income -- In 1994 and 1993, other income consists primarily of income from the sale of vacant land in Colorado and Florida. The amounts for 1992 include primarily accrued fees for RCA for posting a secured letter-of-credit and amortization of a deferred gain on Golden Gateway Center.

     Gain on Sale of Partnership Interests --   In
October 1994, the Golden Gateway Center (GGC) partnership completed a redemption of the Registrant's remaining 29.5% partnership interest in GGC resulting in a gain of approximately $39 million as more fully discussed in the Registrant's Consolidated Financial Statements. In February 1993, the Registrant disposed of a 3% partnership interest in GGC resulting in a gain of approximately $3.6 million. The 1992 loss of approximately $2 million was recorded in connection with the dissolution of the Southwest Village partnership.

     Gain on Sales of Real Estate Assets, Net -- In July
1994, the Registrant completed the sale of a separately parcelled building at Walnut Creek Executive Park to an unrelated third party. In connection with this disposition, the Registrant realized a gain of $664,000. In 1993, the Registrant recorded a loss of approximately $204,000 on the sale of two Florida buildings and a non-cash gain of $1,249,000 on the disposition of one building in Arizona.
Results for 1992 reflect the gain on a sale of real estate assets from the sale of an industrial property to a subsidiary of Perini Corporation.

     Provision for Write-Down to Estimated Net
Realizable Value -- In 1994, the Registrant recorded a provision for write-down to net realizable value of $1 million as a result of the sole tenant of the 410 First Avenue building not renewing its lease, and a downturn in market rental and sales rates. In 1993, the Registrant recorded a provision for write-down to net realizable value of $1 million in connection with the funding of a $1 million letter-of-credit to the lender on the Mountain Bay Plaza property, Mountain View,
California, as a result of the lender instituting foreclosure proceedings. There were no write-downs of investment properties' book values to their estimated net realizable value in 1992.

     Income Tax (Provision) Benefit -- The Registrant used a portion of its net operating loss carryover to reduce its 1994 taxable income, which resulted in the Registrant recording a net $7.4 million provision for income taxes as more fully discussed in the Registrant's Consolidated Financial Statements. The Registrant has used a portion of its net operating loss carryover to eliminate 1993 and 1992 taxable income, except for certain state franchise taxes. As a result of utilizing its net operating loss carryover in 1992 to offset the 1991 deferred tax liability, the Registrant recorded a benefit for income taxes of $899,000 in 1992.

     Extraordinary Gain (Loss) from Extinguishment of
Debt --In December 1994, the Registrant completed a refinancing with the existing lender at South Bay Office Tower
(SBOT), San Jose, California, which resulted in additional funding and a modification of terms. As a result, the Registrant has written-off the unamortized portion of the 1993 loan fees of $325,000 and capitalized the 1994 loan fees. In December 1993, the Registrant completed a discounted pay-off and refinancing of the SBOT resulting in a gain from the extinguishment of debt of $4,850,000.

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

     During 1994, 1993 and 1992, the Registrant took several aggressive actions to generate and conserve cash and continues to review and analyze additional potential actions.
At the same time, the Registrant is seeking to retain value and identify future opportunities for investment. The Registrant's liquidity was under significant strain throughout 1994, 1993 and 1992; this condition continues to be the case in 1995. The Registrant sought to reduce the strain by minimizing its financial exposure to properties secured by non-recourse mortgage loans. The Registrant conveyed three properties to their respective lenders in 1992 in satisfaction of $21 million of non-recourse debt. No properties were conveyed to lenders in 1993. In 1994, Mountain Bay Plaza was transferred to its lender in satisfaction of approximately $18.9 million of non-recourse debt as previously discussed. In addition, the Registrant actively pursued potential sales of certain real estate assets in cases where a transaction would generate acceptable stockholder value and corporate liquidity. In 1994, the Registrant agreed to the redemption of its remaining 29.5% partnership interest in Golden Gateway Center partnership and sold one building.

     In December 1993, the Registrant completed the refinancing of South Bay Office Tower, San Jose, California, with a new lender for $5.5 million. As a result, the Registrant recorded an extraordinary gain from extinguishment of debt of $4.85 million. In December 1994, the Registrant refinanced the South Bay Office Tower with the same lender for $6.5 million and a modification of loan terms, resulting in an extraordinary loss from this refinancing as more fully discussed above. The net proceeds from the refinancing will be used to fund tenant improvements, leasing commissions and capital improvements.

     In December 1993, the Registrant completed a restructuring of $49.3 million of existing debt consisting of its non-revolving line-of-credit, letter-of-credit, unsecured bonds, and mortgages with its primary lender on its Walnut Creek Executive Park, North Tucson Business Center, Weston
Building, and Radisson Suite Hotel. In connection with the restructuring, the Registrant issued to the primary lender Warrants to acquire up to 2 million shares of the Registrant's Common Stock as an inducement to complete the restructuring. The exercise price for the Warrants is $2.875 per share. Warrants to acquire 1 million shares are immediately exercisable. In addition, the primary lender is entitled to amortization in the form of minimum quarterly fixed payments plus a percentage of remaining cash flow.
There is also a restriction on the ability of the Registrant to pay dividends, and the Registrant is required to pay the primary lender a portion of any proceeds from the refinancing or sale of collateralized property or any new capital raised.

     The Registrant paid its primary lender $18.5 million of the $21 million in proceeds from the redemption of the Registrant's GGC partnership interest in October 1994, which resulted in the cancellation of 350,000 warrants on January 31, 1995. An additional 650,000 warrants will be cancelled if the Registrant repays the primary lender $1.5 million by March
31, 1996, in addition to the minimum $1 million annual debt amortization. The Registrant will try to repay the primary lender the amount necessary to cancel the 650,000 warrants from the proceeds of either asset sales or mortgage refinancings.

     The Registrant recognizes that the issuance of the remaining warrants, when and if exercised, may result in significant dilution to the Registrant's shareholders. If the remaining 1,650,000 warrants are exercised it would provide $4.74 million of additional paid-in capital; however, there is no assurance that the warrants will be exercised by the Registrant's primary lender. Further details of this restructuring and warrants are more fully discussed in the Registrant's Consolidated Financial Statements.

     The $4.5 million letter-of-credit posted by the Registrant in favor of a Rincon Center Associates' lender was extended to June 1995. This letter-of-credit is secured by the Registrant's 410 First Avenue property which is currently listed for sale, and the lender has requested additional collateral. The Registrant is seeking to satisfy the collateral request and/or further reduce the required amount of the letter-of-credit, however, its ability to do so is dependent upon the cooperation of another lender.

     It is the Registrant's intent to attempt to increase its liquidity in a variety of ways including: (a) debt refinancings,
(b) the sale of properties which do not fit its long term strategy, and (c) infusion of new capital through either a private placement or public offering when market conditions permit. Funds raised in the preceding fashion would be used for such things as tenant improvements and other capital requirements, certain mandatory debt reductions, and new investments.

     The Registrant experienced more stabilized operating results in 1994, and expects this trend to continue since certain unprofitable properties disposed of in 1992 and 1993 will no longer affect operating results. In addition, the completion of certain leasing transactions during the second and third quarters of 1994 has substantially reduced the level of vacancy in the Registrant's portfolio. Since rent commencement for the lease transactions that were completed in July 1994 did not begin until late 1994 and early 1995, the effect of all of these leases will not impact the Registrant's financial results until the second quarter of 1995.

Impact of Inflation

     The Registrant's management believes that inflation has not had any appreciable negative impact on the Registrant's operations because a substantial number of the Registrant's and partnerships' commercial leases include provisions requiring increases in rental payments based upon increases in various consumer price indices as well as the pass-through to tenants of specified operating expense increases.

ITEM 8.  Financial Statements and Supplementary Data

     The Reports of Independent Public Accountants,
Consolidated Financial Statements, Supplementary Schedules and Financial Statements of Rincon Center Associates are set forth on the pages that follow in this Report and are hereby incorporated herein.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

             PART III

ITEM 10.  Executive Officers of the Registrant

     Set forth below is certain information concerning persons who are executive officers of the Registrant.

Roger D. Snell (Age 39). Mr. Snell has been a Director, President and Chief Executive Officer of the Registrant since July 1992. His responsibilities include carrying out the decisions of the Board of Directors and overseeing all of the Company's operations and investments on a daily basis. Prior to joining PGP in July of 1993, Mr. Snell was the partner in charge of commercial operations for Paragon Group in Northern California. He began that operation in late 1985 and was responsible for the development, acquisition, management and leasing of over 2,650,000 square feet of properties. Mr. Snell has a B.S. in Business Administration from the University of California at Berkeley and an MBA from the Harvard Business School. He is an active member in the National Association of Real Estate Investment Trusts (NAREIT), the Urban Land Institute (ULI), and is a former member of the National Association of Office and Industrial Parks (NAIOP) and the Society of Industrial and Office Realtors (SIOR).

Raymond V. Marino (Age 36). Mr. Marino has been a Vice President of the Registrant since August 1992. His responsibilities include the management of personnel in the property management and financial operations of the Registrant, and assisting the Registrant's President with investor relations and debt and equity financings. Previously, he was with Hunting Gate Investments, a private British real estate investment and management company, as Vice President of Finance and Controller. Mr. Marino has a Bachelor of Science Degree in Accounting from Santa Clara University and a Masters Degree in Taxation from Golden Gate
University. Mr. Marino maintains an active license as a California Certified Public Accountant, and is a member of the American Institute of CPA's, California Society of CPA's, and National Association of Real Estate Investment Trusts.

Christopher M. Watson  (Age 36).  Mr. Watson has been
Vice President of the Registrant since September 1992. His responsibilities include the management of personnel in marketing, leasing and construction operations of the Registrant, and marketing of third party property management services. Previously, he was Vice President for Coldwell Banker Commercial Real Estate Services Inc., as a licensed real estate agent representing both property owners and investors in commercial real estate leasing and acquisitions. Mr. Watson is a graduate from the University of California at Berkeley.

             Each executive officer holds office until the first meeting of directors following the annual meeting of stockholders and until his successor is duly chosen and qualified.

             Additional information called for by
Part III is hereby incorporated by reference from the information set forth under the headings "Election of Directors", "Ownership of Common Stock by Directors and Officers", "Certain Other Beneficial Holders", "Executive Compensation" and "Certain Transactions" in the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held May 9, 1995, such definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.


              PART IV

ITEM 14.     Exhibits, Financial Statement
Schedules, and Reports on Form 8-K

(a)1. The following financial statements and supplementary financial information are filed as part of this report:

             Financial Statements of the
Registrant   Page

Consolidated Balance Sheet as of December 31, 1994
and 1993     18

Consolidated Statement of Income (Loss) for the three years ended December 31, 1994, 1993 and 199219

Consolidated Statement of Stockholders'
Deficit for the three years ended December, 1994, 1993 and
1992         20

Consolidated Statement of Cash Flows for the three years ended December 31, 1994, 1993 and 199221

Notes to Consolidated Financial Statements22 - 32

Report of Independent Public Accountants33

(a)2.The following financial statement schedule is filed as part of this report:

Report of Independent Public Accountants on Schedule34

Schedule III -- Real Estate and Accumulated
Depreciation as of December 31, 199435 - 36

All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial
Statements or in the Notes thereto.
             Page
             (a)3.Exhibits

Subsidiaries of the Registrant37

(b)During the quarter ended December 31, 1994, the Registrant made one filing on Form 8-K in connection with the redemption of the Registrant's 29.5% partnership interest in Golden Gateway Center, as previously discussed.

(c)The following financial statements are filed as part of this report:


Financial Statements of Rincon Center AssociatesPage

Report of Independent Public Accountants39

Balance Sheets--December 31, 1994 and 199340

Statements of Operations for the years ended
December 31, 1994, 1993 and 199241

Statements of Changes in Partner's Deficit for the years ended December 31, 1994, 1993 and 199242

Statements of Cash Flows for the years ended
December 31, 1994, 1993 and 199243

Notes to Financial Statements44 - 49

            SIGNATURES

             Pursuant to the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934,  the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     PACIFIC GATEWAY PROPERTIES, INC.
     (Registrant)

By:  Roger D. Snell

Roger D. Snell

President and Chief Executive Officer

Dated: March 23, 1995

     Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SignatureTitle
Date

Roger D. Snell
Roger D. SnellPresident and Chief
Executive Officer, and
Director

March 23, 1995

Raymond V. Marino
Raymond V. MarinoVice President (Chief Financial and
Accounting Officer)  March 23, 1995

Robert P. Freeman
Robert P. FreemanDirector March 23, 1995


Marshall A. Jacobs
Marshall A. JacobsDirector March 23, 1995


David E. Post
David E. PostDirector March 23, 1995


Roderick A. Young
Roderick A. YoungDirector March 23, 1995










PACIFIC GATEWAY PROPERTIES, INC.
CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 1994, 1993 and 1992

PACIFIC GATEWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEET
 (In Thousands, Except Share Amounts)

              As of December 31,

                           1994       1993
ASSETS
Cash and short-term investments$    359$       743
Cash - restricted          597        --
Accounts receivable        785        993
Other current assets        42        163
Investment and hotel properties:
 Land                   15,230     16,516
 Buildings              46,741     73,192
 Other deferred costs   18,463     15,563
Subtotal investment and hotel properties  80,434 105,271
Less-accumulated depreciation
  and amortization and net
  realizable value reserve (22,075)  (29,485)
Investment and hotel properties, net  58,359    75,786

Equity investment in and loans to Rincon Center Associates   4,020   6,491
Deferred tax asset       6,845         --
Note receivable            229        236
Other assets, net          198        178
        Total assets   $71,434  $  84,590

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable     $   1,132 $    1,142
Accrued payroll, property and sales taxes328    603
Prepaid rent               210        240
Accrued interest on debt   459        214
Tenant security deposits   414        624
Other current liabilities      85      46
Debt related to corporate, investment
  and hotel properties  61,149     97,095
Other debt related to equity investment
   in Rincon Center Associates1,950   1,821
Deferred tax liability  12,209         --
Excess of cash distributions received
  over equity in earnings to date
  of Golden Gateway Center        -- 18,126
        Total liabilities  77,936 119,911

Commitments and contingencies (Notes 2, 3 and 5)
Stockholders' deficit:
Common stock $1.00 par value--
 Authorized--10,000,000 shares
 Issued--4,011,150 shares4,011      4,010
 Paid-in-deficit       (10,222)   (10,223)
Retained earnings (deficit)(99)   (28,916)
Treasury stock, at cost--131,186 common shares(2,082) (2,082)
Warrants for common stock   1,890     1,890
Total stockholders' deficit  (6,502)  (35,321)
         Total liabilities and stockholders' deficit$ 71,434$  84,590

                   The accompanying notes are an integral part of these consolidated financial statements

PACIFIC GATEWAY PROPERTIES, INC.
CONSOLIDATED STATEMENT OF INCOME (LOSS)
(In Thousands, Except Per Share Amounts)

           For the Year Ended December 31,
                           1994    1993    1992
Investment Properties:
  Rental revenues         $11,027 $14,193 $15,304
  Operating expenses       (5,201) (6,825)  (7,172)
  Income before depreciation and interest expense  5,826 7,368 8,132
  Interest expense         (3,356)(5,463)(5,878)
  Depreciation and amortization  (2,085)(3,070)(3,605)
  Investment properties income (loss)      385  (1,165)  (1,351)
Hotel Property:
  Revenues7,357             7,837  6,725
  Operating expenses       (5,367) (5,877)  (5,474)
  Income before depreciation and interest expense1,990 1,960 1,251
  Interest expense           (779)  (744) (941)
  Depreciation and amortization    (384)      (383)    (354)
     Hotel income (loss)      827     833     (44)
Equity in Partnership Losses:
  Golden Gateway Center (GGC)  1,085 1,007  499
  Rincon Center Associates (RCA) (2,383)(2,726)(2,952)
  Southwest Villages           --       --     (296)
     Equity in partnership losses (1,298) (1,719)  (2,749)
General and administrative expenses(1,446)(1,593)(1,837)
Interest expense on debt secured by
  equity investment in GGC and
  other corporate debt       (754)  (570) (740)
Interest and fee expense for debt related to equity
  investment in RCA          (199)  (161)   --
Interest income138             18    219
Forgiveness of accrued interest  --   --   400
Other income                  122     447   1,596
     Loss before partnership and property transactions,
       reserves, income taxes and extraordinary item(2,225)(3,910)(4,506) Gain (loss) on disposition of partnership interests39,078 3,602 (2,031)
Gain on sale of real estate assets, net 664 1,045 2,807
Provision for net realizable value  (1,000) (1,000)        --
Income (loss) before income taxes and extraordinary items36,517 (263) (3,730)
Income tax (provision) benefit  (7,375)       (4)      899
Income (loss) before extraordinary items29,142 (267) (2,831)
Extraordinary gain (loss) from extinguishment of debt    (325)  4,850

  Net income (loss)       $28,817$ 4,583$ (2,831)

Income (loss) per share, primary:
Income (loss) before extraordinary items$   7.10$  (0.07)$   (0.73)
Extraordinary items         (0.08)    1.25        --
  Net income (loss)      $   7.02$   1.18$   (0.73)

Income (loss) per share, fully diluted:
Income (loss) before extraordinary items$   6.96$  (0.07)$   (0.73)
Extraordinary items         (0.08)    1.24         --
  Net income (loss)      $   6.88$   1.17$   (0.73)


The accompanying notes are an integral part of these consolidated financial statements

PACIFIC GATEWAY PROPERTIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
FOR THE THREE YEARS ENDED DECEMBER 31, 1994
(IN THOUSANDS)


                                        WARRANTS
                    PAID-IN  RETAINED   FOR
          COMMON    CAPITAL   EARNINGS TREASURY COMMON
           STOCK  (DEFICIT)  (DEFICIT) STOCK    STOCK  TOTAL


Balance at January 31, 1992
          $ 4,010  $(10,223) $(30,668) $ (2,082) $ --$(38,963)

  Net Loss    --       --     ( 2,831)      --     -- ( 2,831)

Balance at December 31,
 1992     4,010    (10,223)(33,499)(2,082)    --$(41,794)

  Net income --         --  4,583     --      --4,583

  Issuance of warrants for
  common stock --       --   --       --   1,890    1,890

Balance at December 31,
 1993     4,010    (10,223)(28,916) (2,082) 1,890(35,321)

  Net income     --     -- 28,817     --     --28,817

  Issuance of common stock
    from exercise of stock
    options        1          1         --         --       --         2

Balance at December 31,
 1994  $  4,011   $(10,222)$    (99)$ (2,082)$ 1,890$ (6,502)




The accompanying notes are an integral part of these consolidated financial statements

PACIFIC GATEWAY PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)


                                    For the Year Ended December 31,

                                 1994   1993  1992
Cash flow from operating activities:
  Net income (loss)          $28,817  $4,583$(2,831)
  Non-cash revenues and expenses included in income:
     Provision for depreciation2,529   3,530 3,959
     Equity in loss of investment partnerships1,298 1,719 4,780
     Provision for write-down to estimated net realizable value1,000 1,000 -- Other non-cash charges relating to investment partnerships--(187)(678) Gain on sale of real estate assets, net(664)(1,045)(2,807)
     Gain on disposition of partnership interests(39,078)(3,602)--
     Extraordinary items         325  (4,850)   --
Changes in assets and liabilities:
  Accounts receivable and other current assets 370 (137) 17,429
  Other assets                   (56)   (107)   93
  Deferred tax benefit, net    5,364      --  (902)
  Accounts payable and other current liabilities70 (596)(3,845)
  Other liabilities             (231)   (171)     113
Cash flow generated by (used in) operating activities   (256)  137 15,311

Cash flow from investing activities:
  Additions to investment and hotel properties (5,528)(1,135)(1,584) Proceeds from sale of properties 1,419 895 5,172
  Proceeds from sale of partnership interest, net 20,968 1,781 --
  Distributions (contribs) to investment partnerships, net89(1,698)(1,557)
  Distributions from GGC         929   1,120     975
Net cash generated by investing activities 17,877    963   3,006

Cash flow from financing activities:
  Borrowings under property and hotel debt 8,750 5,500 400
  Borrowings in connection with equity investment, net129 1,760 --
  Payments on debt           (25,930) (6,130)(5,197)
  Net decrease in line-of-credit borrowings--(1,500)(9,984)
  Payment of loan costs and fees in connection
   with equity investment       (359)   (730)   --
  Mortgages satisfied in connection with property dispositions--(767) (4,500)
  Proceeds from exercise of stock options         2       --        --
Net cash used in financing activities(17,408) (1,867)(19,281)

Increase (decrease) in cash and short term investments 213 (767) (964)
Balance at beginning of year     743     1,510  2,474
Balance at end of year ($597,000 restr at December 31, 1994)$956$ 743$1,510

Supplementary disclosures:
  Cash paid for interest     $ 4,842 $ 6,567$10,262
  Return of property and other assets to lenders
    in satisfaction of debt  $18,766$      --$21,213


The accompanying notes are an integral part of these consolidated financial statements
PACIFIC GATEWAY PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS
For the Three Years Ended December 31, 1994


1. ORGANIZATION AND SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES

Organization

Pacific Gateway Properties, Inc., (the Company) is a New
York corporation formed in 1984 for the purpose of investing and managing income producing real estate.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries and partnerships. Significant intercompany accounts and transactions have been eliminated in consolidation.
Partnerships in which the Company has less than a 50% interest but has limited management influence, are accounted for using the equity method.

Cash and Short-Term Investments

The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash and short-term investments include cash and money market accounts, all of which have maturities of three months or less.

Cash - Restricted

The Company has recorded restricted cash in connection with the receipt of insurance proceeds that are committed to the reconstruction of a fire damaged building; proceeds from the sale of a building in July 1994 which are designated for future tenant improvements; and proceeds from the refinancing of South Bay Office Tower which are to be used for future tenant improvements, capital improvements and leasing commissions.

Investment Properties and Equity Investments in Real
Estate Partnership

Land, buildings and improvements are recorded at cost. Depreciation on investment and hotel properties is provided using the straight-line method over estimated useful lives ranging from 28 to 40 years. Other deferred costs include capital improvements, tenant improvements, leasing costs, and deferred real estate mortgage costs. Deferred real estate mortgage costs consist of loan fees, legal, accounting, engineering, appraisal, and other costs associated with a financing and are amortized using the straight-line method over the primary term of related debt instrument. Costs associated with a lease are amortized over the term of the lease. The remaining deferred costs are amortized using the straight-line method over the estimated useful life of the asset to which they relate. Repairs and maintenance are charged to expense as incurred.

In 1994, one property's net book value was reduced as a result of a decrease in sales and rental rates in the market. In 1993, one property's net book value, the Mountain Bay Plaza, was reduced to the amount of the mortgage debt on the property in connection with a lender commencing proceedings to foreclose on the property, and in 1992 there was no adjustment to the net realizable value reserve.

Income Taxes

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for
Income Taxes" (SFAS 109). Under SFAS 109, deferred taxes are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate. As permitted under the provisions of SFAS 109, the Company elected not to restate prior years.

Real Estate Assets and Partnership Interest Sold

Gain (loss) on sales of real estate assets and partnership interests are included in the Consolidated Statement of Income
(Loss) and consist of the following (in thousands):

                            1994     1993        1992

  Boca II             $      -- $   (196)   $     --
  Longwood                   --       (8)         --
  Fairmount Square           --    1,249          --
  Easton Industrial Park     --       --       2,807
  Walnut Creek Day Care Building     664      --      --
                            664    1,045       2,807
  Southwest Villages         --       (5)     (2,031)
  Golden Gateway Center  39,078    3,607          --
  Total                 $39,742   $4,647      $  776

Per Share Data

  Per share data is based on the weighted average number of the Company's common shares and common share equivalents. Outstanding warrants and stock options enter into the common shares outstanding using the Treasury
Stock Method. The number of common share and common share equivalents used in the earnings per share calculations are as follows:

As of December 31,          1994      1993       1992

Primary                4,105,808 3,881,024  3,878,964

Fully diluted          4,186,515 3,904,371  3,878,964

Going Concern

  The Company's Consolidated Financial Statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The weakening of the commercial real estate markets has resulted in a continued strain on cash flow in both 1994 and 1993. During 1994, the Company continued its program of consolidating its property portfolio commenced in 1991. In 1994 and 1992, the Company eliminated the significant cash drain associated with three properties which were transferred to their respective lenders in satisfaction of mortgages totalling $18.9 million and $21.3 million, respectively. In 1994 the Company sold off the balance of its interests in GGC to pay down a portion of its debt with its primary bank lender and cancelled 350,000 warrants for common stock.

Reclassifications

  Certain prior year amounts have been reclassified to be consistent with current year classifications.

2.  REAL ESTATE PARTNERSHIP INVESTMENTS

OPERATING PARTNERSHIPS

Golden Gateway Center Partnership (GGC)--San
Francisco, California

     On December 31, 1991, the Company sold a 12.2% partnership interest in GGC and, in a separate transaction, disposed of its option to acquire the additional 21.6% partnership interest.

     The Company owned a 32.5% partnership interest in GGC in 1992 which owns the Golden Gateway Center apartment complex. In February 1993, the Company sold 3% of its partnership interest to the other partners in GGC for cash proceeds of $1,781,000, resulting in a gain of $3,607,000. As of December 31, 1993, the Company owned a 29.5% partnership interest in GGC. In October 1994, GGC redeemed the Company's remaining 29.5% partnership interest for $21 million, resulting in a gain of $39 million. The Company accounted for its investment in GGC on the equity basis since 1991.
  Summary Financial data for GGC is as follows (in thousands):

As of December 31,                               1993

Investment property, net                     $20,167
Other assets                                   1,307
                                             $21,474

Mortgage debt and lines of credit            $79,742
Other liabilities                              2,604
Partners' deficit                            (60,872)
                                             $21,474

                          For the Nine
                          Months Ended
                     September 30, 1994          1993        1992

Cash distributions to the Company from GGC$    929$ 1,120$    975

Income from operations:
  Revenues                     $15,118       $19,296     $18,676
  Expenses:
   Operating                     5,113         7,543       7,882
   Interest                      5,556         7,280       7,261
   Write-off project costs         --             --       1,025
   Depreciation and amortization    771        1,104         990
                                11,440        15,927      17,158
Net income                       3,678       $ 3,369     $ 1,518

Company's share of net income of GGC$ 1,085  $ 1,007    $    499

Rincon Center Associates Partnership (RCA)--San
Francisco, California

     The Company owns general and limited partnership interests in RCA totalling approximately 23% and is responsible for 20% of cash requirements in excess of available financing. The Company's investment in RCA includes $511,000, $1,698,000 and $1,175,000, advanced during 1994, 1993 and 1992, respectively, to fund development, operating costs and debt repayments.

    RCA sold Rincon Center Phase One to Chrysler
MacNally Corporation (Chrysler) in June 1988; subsequently,
RCA leased the property back under a master lease which is treated as an operating lease for financial reporting purposes.
In July 1993, Chrysler completed a refinancing of Rincon
Center Phase One. The maturity date of this debt is July 1, 1998. Payments under the master lease agreement may be adjusted to reflect adjustments in the rate of interest payable by Chrysler on the Rincon Center Phase One debt. The master lease also permits Chrysler to put the property back to RCA at stipulated prices beginning January 1998 if long-term financing meeting certain conditions is not obtained. RCA intends to obtain financing meeting the conditions of the master lease prior to January 1998. In September 1993, RCA completed a refinancing of Rincon Center Phase Two with its existing lender. The Company has also posted a $4.5 million letter-of-credit in favor of the bank involved in a portion of the RCA financing. This letter-of-credit is secured by the Registrant's 410 First Avenue property in Needham,
Massachusetts.  The letter-of-credit expires June 1995.

     The Company earns a fee from RCA for posting the letter-of-credit and earns a preferred return at a rate of prime plus 2% on its advances to RCA. In 1994, the Company received approximately $453,000 in letter-of-credit fees and $147,000 of interest on its advances which is recorded as a reduction to equity investment and loans to RCA. In 1993, no letter-of-credit fees or preferred return payments on its advances were accrued or received by the Company.

    The Company entered into an agreement in June 1993 with the other general partner in RCA. This agreement provides the Company with the flexibility to borrow funds from the other general partner to limit its future cash obligations to RCA. Under this funding arrangement, all amounts advanced, related fees and accrued interest are non-recourse to the Company. The Company shall pay a related fee to the extent of amounts advanced multiplied by the percentage applicable to the year in which such funds are advanced as set forth hereafter:


          Calendar  Applicable
          Year      Percentage

          1993      6.0%
          1994      6.0%
          1995      10.0%
          1996      17.5%
          1997 and thereafter25.0%


     Interest accrues on the unpaid portion of both the principal amount advanced and related fees at the Bank of America prime rate plus 2%. Amounts advanced under this funding arrangement, plus related fees and accrued interest, are required to be repaid from future cash distributed by RCA to the Company, if any.

     This agreement does not reduce the level of the Company's general and limited partnership interests in RCA. As of December 31, 1994, approximately $2,171,000 had been advanced under this agreement since July 1993. In addition, fees and accrued interest relating to the amount advanced through December 31, 1994, of approximately
$199,000 and $161,000 was expensed by the Company in 1994 and 1993, respectively. The unpaid portion of advances, fees and accrued interest as of December 31, 1994 and 1993, was $1,950,000 and $1,821,000, respectively, and is recorded as debt in the Company's Consolidated Balance Sheet.

     Summary financial statement data for RCA is as follows (in thousands):

As of December 31,             1994      1993

Investment properties, net$116,613  $119,876
Other assets                25,312    26,730
                          $141,925  $146,606


Debt                      $ 60,895  $ 62,370
Amounts due to partners    129,150   119,389
Other liabilities           12,838    15,365
Partner's deficit          (60,959)  (50,518)
                          $141,925  $146,606

                               1994      1993      1992

Company's cash distributions from
(contributions to) RCA, net$      89$ (1,698) $ (1,175)


Net loss from operations:
  Revenue                 $ 20,285  $ 19,708  $ 19,796
  Expenses:
   Operating and lease expenses15,913  16,979   17,143
   Financing                11,194    10,635    10,862
   Depreciation and amortization   3,619   4,040   4,726
                            30,726    31,654    32,731
Net loss                  $(10,441) $(11,946) $(12,935)

Company's share of net loss of RCA$  (2,383)$  (2,726)$  (2,952)

DEVELOPMENT PARTNERSHIPS

Southwest Villages Partnership (SWV)--Phoenix, Arizona

     On December 31, 1992, the Company entered into an agreement to sell the Southwest Villages property to an unrelated third party and to dissolve the partnership (the Company had a 50% partnership interest in SWV in 1992).
The buyer purchased the property for $8 million. This project was funded with tax exempt Industrial Development Bonds (IDB's), and after this sale, the unpaid balance of the IDB's was approximately $4.4 million.

     Each of the remaining general partners assumed 50% of the remaining IDB's. The Company was obligated to pay its $2.2 million share of the IDB's at a rate of $360,000 a year into a bond sinking fund. The Company was relieved of its obligation to fund the sinking fund obligation after December 31, 1993, as a result of a debt restructuring with its primary lender. The details of this restructuring are discussed in footnote 3.

     Net loss recorded on the dissolution of the partnership at December 31, 1992, was $2,031,000. The Company made a cash contribution of $382,000 to SWV in 1992.

     Summary income statement data for SWV is as follows (in thousands):
                                          1992
Loss from operations:
  Revenue                              $ 1,574
  Expenses:
   Operating                            (1,086)
   Financing                              (717)
   Depreciation and amortization          (362)
   Loss on sale of project              (3,844)
Net Loss                               $(4,435)

Company's share of net loss of SWV    $   (296)

3. DEBT

  As of December 31, 1994 and 1993, the Company had the following debt outstanding (in thousands):

                                           1994         1993
  Debt related to corporate, investment and hotel properties:

     Corporate debt and mortgages on real estate from primary lender (in accordance with Generally
     Accepted Accounting Principles, the recorded amount
     of this debt differs from the face amount of the debt
      as more fully discussed on the pages that follow).
     The interest rate and security on this debt is also
     described on the pages that follow.$29,446      $48,386

  Other mortgages on real estate:

     South Bay Office Tower, interest payable monthly,
     fixed at 11% in year one, and 12% thereafter until
     maturity.  Principal due December 22, 1997.6,500  5,500

     Mountain Bay Plaza, loan matured on December 1,
     1993 and the property was subsequently foreclosed.--18,766

     Walnut Creek Executive Park, interest fixed
     at 8.5%, due October 1, 1997.        8,609        8,983

                                           1994         1993
     Village Commons Shopping Center,
     interest variable at LIBOR plus 1.25%
     (7.4% at December 31, 1994), due
     September 30, 1996.                 15,355       15,460

  Construction loan:

     Walnut Creek Executive Park, interest
     variable at prime plus 2.75% or LIBOR plus
     4.5% (11.25% at December 31, 1994),
     due November 1, 1997.                1,239           --
                                        $61,149      $97,095

Debt related to equity investment in RCA,
  interest variable at prime rate plus 2%,
  (10.5% at December 31, 1994).         $ 1,950      $ 1,821


Corporate Debt and Mortgages on Real Estate From
Primary Lender

     In December 1993, the Company completed a restructuring of its non-revolving line-of-credit, letter-of-credit, unsecured bonds, and certain mortgages with its primary lender. The new loan is in the form of a Tranche A and Tranche B Note. This restructuring was completed in order to stabilize the Company's relationship with its primary lender.

     The Tranche A note (Note A) with a balance of approximately $24 million is recourse debt to the Company and its subsidiaries, and is cross collateralized with several properties. Note A has a variable interest rate at LIBOR plus 2.5% payable monthly. The LIBOR rate may be fixed up to one year for minimum contract amounts of $1 million. A quarterly principal payment of $250,000 is due each year. In addition, 75% of the Company's quarterly cash flow, as defined in the loan agreement is due. No cash flow payments were required in 1994. In addition to the quarterly installments, the Note A also requires principal payments of $5 million by January 31, 1995, and $15 million by March 31,
1996.   In 1994, the Company satisfied the $5 million required
principal payment, and $13.5 million of the required $15 million with the $18.5 million paid to the primary lender in October 1994 from a portion of the proceeds from the redemption of its partnership interest in GGC. Note A matures November 1, 1997.

     The Tranche B Note (Note B) with a balance of approximately $5.4 million (including accrued interest) is non-recourse debt cross collateralized with the same partnership interest and properties as Note A. Note B has a fixed interest rate of 9% that accrues and defers until maturity at November 1, 1997.

     In connection with the restructuring, the Company issued to the primary lender warrants to acquire up to 2,000,000 shares of the Company's common stock. The exercise price for the warrants is $2.875 per share. Warrants to acquire 1,000,000 shares were immediately exercisable. Warrants to acquire 350,000 shares were cancelled on January 31, 1995, in connection with a repayment of $18.5 million to the primary lender in October 1994. Warrants to acquire an additional 650,000 shares do not become exercisable if the Company pays the required $15 million installment under the Note A with the primary lender on or prior to March 31, 1996 (of which $13.5 million has already been paid). Warrants that are exercisable expire on the later of November 1, 1997, or two years after the amounts outstanding under both Note A and Note B are repaid in full. The warrants have customary anti-dilution protection that addresses stock splits, stock dividends, recombinations and reclassifications, and certain other issuances of additional common stock. The Company also has a right of first offer to acquire the shares of common stock or warrants prior to any transfer thereof. The Company has valued the one million warrants that were exercisable at December 31, 1993, at $1.89 million which is recorded as equity in the Company's Consolidated Balance.

     Statement of Financial Accounting Standards No. 15 requires the Company to account for future interest resulting from this restructuring using an imputed interest rate versus the stated rates on the Notes A and B. In addition, the primary lender's cancellation of debt of $4 million at the time of the restructuring was not recognized for financial reporting purposes. The imputed interest rate as of December 31, 1994, was approximately 5.4%. As a result, the amount of interest recorded for financial reporting purposes is lower than the stated interest on the face amount of the debt by approximately $450,000 for 1994. The face amount of the debt with the primary lender as December 31, 1994, was approximately $28 million.

Other Mortgages on Real Estate
South Bay Office Tower Refinancing

     In December 1994, the Company completed the refinancing of South Bay Office Tower with its existing lender for $6.5 million. The new loan carries an 11% annual interest rate in year one, 12% thereafter until maturity, with fixed monthly amortization payments of $68,000 and is due
December 22, 1997. This new loan may be prepaid at any time without penalty and is non-recourse to the Company. A portion of the loan proceeds are subject to the terms and conditions of a Disbursement Agreement with the lender to fund tenant improvements, leasing commissions and capital improvements. These funds are classified on the Company's Consolidated Balance Sheet as restricted cash. As a result of this refinancing, the Company has written off the unamortized portion of the 1993 loan fees of $325,000 which is recorded as an extraordinary item. The Company has capitalized approximately $218,000 of loan fees in connection with the 1994 refinancing.

Mountain Bay Plaza (MBP) Settlement

     The Company and MBP's lender entered into a Settlement Agreement and Mutual Release (the "Agreement").
As a result, the Company has eliminated the asset and debt from its Consolidated Balance Sheet as of December 31, 1994.

Construction Loan

     In November 1994, the Company obtained a $4 million construction loan from its primary lender. The funds from this loan are to be used exclusively to fund the tenant improvement costs and leasing commissions. The loan has a variable interest rate at either the prime rate plus 2.75% or LIBOR plus 4.5%, payable monthly. A fixed monthly principal payment of $257,634 is due each month commencing December 15, 1994 through March 15, 1995, at which time payments are based on a formula calculated from cash flows as defined in the loan agreement. The Company has also pledged the net sales proceeds upon the sale of a building to repay this loan. The Company anticipates that it will not borrow in excess of approximately $1.5 million under this loan. The loan matures November 1, 1997.

Loan Maturities

     The maturities of debt outstanding as of December
31, 1994 and required minimum principal payments in each of the next five years are summarized as follows (in thousands):

                                     Debt Related Debt
                                     To Corporate,Related to
                                     Investment   Equity
                                     and Hotel    Investment
                                     Properties   in RCA

               1995               $  2,392    $      --
               1996                 16,745           --
               1997                 42,012           --
               1998                    --            --
               1999                    --            --
               Thereafter              --         1,950
                                   $61,149       $1,950

4.  OTHER RELATED PARTY ITEMS

Directors and Officers

     As of December 31, 1992, four of the Company's eight directors were also directors of Perini Corporation (Perini), and the two companies had the same controlling stockholder group until mid 1993. Three of the four directors that were directors of Perini were not slated as nominees for another term in the Company's 1993 Proxy Statement. One of the Company's five directors was a director of Perini as of December 31, 1993 and 1994.

Service Agreement

     In 1992, $57,000 was paid to Perini for specific administrative services provided and rent. No services were provided in 1994 or 1993.

Property Sale

     The Company sold an industrial property to a subsidiary of Perini in 1992, for consideration of $5,000,000.
 The Company recognized a gain on sale of $2,807,000 in the 1992 Consolidated Statement of Income (Loss).

5.  INCOME TAXES

     Effective January 1, 1993, the Company provides for income taxes under the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109,
"Accounting for Income Taxes". For years 1992 and prior, the Company accounted for income taxes in accordance with Accounting Principles Board Opinion No. 11. There was no financial statement impact from the adoption of SFAS No.
109.

     The deferred income tax provision (benefit) represents the tax effect of temporary differences between income (loss) determined for financial reporting and for income tax purposes. The Company has a tax net operating loss carryover for Federal purposes of approximately $10 million, which will expire between 2005 and 2007. The Company has an investment tax credit carryover totalling approximately $1.5 million which will expire between 2000 and 2003. The
Company also has an alternative minimum tax credit carryover of approximately $700,000 which can be carried forward indefinitely.

     The components of the total deferred tax assets and total deferred tax liabilities are as follows (in thousands):

                                       Federal   State      Total
       Deferred tax assets:
         Cancellation of debt    $    581    $   154   $    735
         Net operating loss carryover2,985       201      3,186
         Tax credits carryover      2,147         --      2,147
         State deferred tax liability     777       --      777
                                  $ 6,490    $   355    $ 6,845
       Deferred tax liabilities:
         Excess tax depreciation  $(3,599)  $   (956)   $(4,555)
         Excess partnership losses from RCA (6,047) (1,607)  (7,654)
                                  $(9,646)   $(2,563)  $(12,209)

     The table below reconciles the difference between the statutory Federal income tax rate and the effective rate in the Consolidated Statement of Income (Loss).
                                             Percentages

                                     1994      1993       1992

Statutory Federal income tax rate    35%      (34%)      34%
State income tax                     6         --       --
Partnership taxable income
  greater than book income           --        --      (26)
Net operating losses not currently benefited  --  --    16
                                     41       (34)      24
Change in valuation reserve         (21)       34       --
Effective tax rate                    20%       --%       24%


     The components of the provision (benefit) for income taxes were as follows (in thousands):

                                         1994      1993      1992

Federal-current                       $  675  $      -- $     --
Federal - deferred                     3,203         --     (902)
State - current                        1,279          4        3
State - deferred                       2,218         --       --
                                      $7,375   $      4    $(899)
6.  LESSOR ARRANGEMENTS

     As of December 31, 1994, approximately 790,000 of a total of approximately 903,000 square feet or 87.5% of the Company's (100% owned) commercial space was leased. The terms of the leases generally require tenants to pay base rent plus their proportionate share of certain operating expenses or expense increases. Minimum rental amounts due to the Company pursuant to these operating leases through expiration are as follows (in thousands):

     1995           $ 9,727
     1996           8,747
     1997           7,295
     1998           6,213
     1999           4,965
     Thereafter       10,862
                    $47,809

7.  STOCK AND EMPLOYEE BENEFIT PLANS

Restricted Stock Plan

  Pursuant to the Company's restricted stock plan, 50,000 shares of the Company's common stock were reserved for issuance to key employees at a price of $1.00 per share.
From 1984 to 1988, 48,567 shares were issued to key employees and the Company discontinued this plan in 1993.

Incentive Stock Option Plan

     Under the Company's incentive stock option plan, up to 200,000 shares of the Company's common stock are reserved for issuance. This plan provides for options to be granted at fair market value on the date of grant and for the options to become exercisable over a period of ten years. The options shall have a term not exceeding ten years.

     As of December 31, 1994, a total of 192,850 options were outstanding and 6,150 shares were available for future grants. Of the outstanding options, 145,000 are exercisable in equal cumulative installments over five years beginning in 1993 at prices ranging from $2.344 to $3.625 per share. The remaining 47,850 outstanding options are exercisable in equal cumulative installments over five years beginning in 1995 at prices ranging from $3.563 to $4.56 per share.

Simplified Employee Pension Plan

     The Company has adopted a Simplified Employee
Pension Plan (SEP) pursuant to which the Company contributes a percentage of each eligible employee's compensation to an Individual Retirement Account maintained by the employee. All SEP contributions are fully vested. Contributions for 1993 and 1992 were $7,000 and $46,000 respectively. The continuation of the SEP and level of contributions are subject to annual review and approval of the Company's Board of Directors. As of the date of this report, the Board of Directors had not convened to decide on the amount of the 1994 contribution.

8.   QUARTERLY FINANCIAL DATA (Unaudited)

     The following tables set forth unaudited quarterly financial data (in thousands, except per share amounts) for each of the two years ended December 31, 1994 and December 31, 1993.

                                        By Quarter

             1994         First  Second  Third  Fourth  Total

Investment properties income (loss)$   371$  (243)$   (240)$   497$   385

Hotel property income (loss)     888     218    (314)      35    827

Equity in partnership loss     (214)    (332)     (73)   (679) (1,298)

Gain on disposition of partnership interest --    --   --39,078 39,078

Gain on sale of real estate asset --    --    661          3    664

Extraordinary loss from
extinguishment of debt        --        --      --    (325)     (325)

Net income (loss)      $    929$   (827)$ (509) $29,224 $28,817

Income (loss) per share, primary:

Income (loss) before extraordinary item$  0.23$ (0.20)$ (0.12)$ 7.19$ 7.10

Extraordinary item           --       --       --     (0.08)  (0.08)

Net income (loss)       $  0.23 $ (0.20)$ (0.12)$ 7.11  $ 7.02

Income (loss) per share, fully diluted:

Income (loss) before extraordinary item$  0.22$ (0.20)$ (0.12)$ 7.06$ 6.96

Extraordinary item           --      --      --  (0.08)  (0.08)

Net income (loss)       $  0.22 $ (0.20)$ (0.12)$ 6.98  $ 6.88

                              By Quarter

             1993         First  Second  Third  Fourth  Total

Investment properties loss$   (189)$   (191)$   (202)$  (583)$(1,165)

Hotel property income (loss)     515     225    (101)    194     833

Equity in partnership loss     (353)    (360)    (334)   (672) (1,719)

Gain on disposition of partnership interest  3,608 (6)  --    --  3,602

Gain (loss) on sales of real estate assets (156)  --  1,209      (8)  1,045

Extraordinary gain from extinguishment  --   --      --  4,850  4,850
  of debt

Net income (loss)       $ 2,970 $  (702) $   100 $2,215 $ 4,583

Net income (loss) per share
  before  extraordinary item, primary and
  fully diluted        $   0.77$   (0.18) $ 0.03$ (0.69)$ (0.07)

Extraordinary item per share, primary
  and fully diluted          --         --      --   1.24   1.24

Net income (loss) per share, primary and
  fully diluted         $  0.77$  (0.18)$  0.03$  0.55 $  1.17

   REPORT OF INDEPENDENT PUBLIC
ACCOUNTANTS

To Pacific Gateway Properties, Inc.:

     We have audited the accompanying consolidated balance sheet of Pacific Gateway Properties, Inc. (a New York corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income (loss), stockholders' deficit and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Gateway Properties, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years then ended in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP

San Francisco, California
March 3, 1995

 PACIFIC GATEWAY PROPERTIES, INC.

  SCHEDULE III-- REAL ESTATE AND
ACCUMULATED DEPRECIATION
TOGETHER WITH REPORT OF INDEPENDENT
PUBLIC ACCOUNTANTS ON SCHEDULE



   REPORT OF INDEPENDENT PUBLIC
ACCOUNTANTS ON SCHEDULE

To Pacific Gateway Properties, Inc.:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Pacific Gateway Properties, Inc., and have issued our report thereon dated March 3, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule, listed in the index on page 14, is the responsibility of the Registrant's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





ARTHUR ANDERSEN LLP

San Francisco, California
March 3, 1995

PACIFIC GATEWAY PROPERTIES, INC.

SCHEDULE III-- REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 1994
(In Thousands)
                      Initial Cost
                      to Company   SubsequentGross Carrying Amount at
                      (Note 1)      Cost,December 31, 1994
                       Building     CapitalizedBuildings,
                       Improvements ImprovementsImprovements
                       and Other    and Otherand Other
                       Deferred     DeferredDeferred Total
Descirption            Encumbrances Land         Costs    CostsCosts(Note 2)

Office Building--San Jose, CA$6,500$3,439$13,754$2,342$16,096$19,535
Office/Commercial Buildings --
  Walnut Creek, CA.  (Thirteen
  Buildings)   (Notes 4 and 6)8,6091,41612,3407,09519,43520,851
Hotel--Tucson, AZ. (Note 4)--3,58418,5831,93620,51924,103
Office/Industrial Building--
  Tucson, AZ.  (Notes 4 and 6)--148621    531 1,1521,300
Office/Industrial Building--
  Needham, MA.  (Note 5)--4944,006 189  4,195 4,689
Office Building--Fort Lauderdale,
  FL.  (Note 4 and 6)--44  299      14    313   357
Shopping Center--West Palm
  Beach, FL.  (Note 6)15,3556,1052,0271,0663,0939,198
Mortgage Debt and Loan Cost
  Related to Primary Lender
   (Note 4)$61,149$15,230$51,630$13,574$65,204$80,434


Accumulated
Depreciation
and
Amortization
and Net
Realizable
Value
Reserve   Date ofDate
(Note 3)        ConstructionAcquired

$ 4,529   1972  1985

4,271     1975to 19861988

9,724     1985  1985

183       1987  1988

2,397      1961 1984

61        1986  1988

983       1987  1988

      (73)

$22,075


See accompanying notes on the following page
PACIFIC GATEWAY PROPERTIES, INC.

SCHEDULE III-- REAL ESTATE AND ACCUMULATED DEPRECIATION --(Continued)

December 31, 1994
(In Thousands)


NOTE 1 The cost basis of the above properties for financial statement and tax purposes is substantially the same.

NOTE 2 The changes in the total cost of land, buildings, improvements and other deferred costs for the three years ended December 31, are as follows:

                                    1994           1993           1992
   Balance at beginning of period$105,271      $107,435       $140,736
   Additions                       5,562          1,135          1,584
   Write-off of fully amortized items(1,183)     (1,932)          (836)
   Cost of disposed properties   (29,216)        (1,367)       (34,049)

   Balance at end of period     $ 80,434       $105,271       $107,435

NOTE 3 The changes in accumulated depreciation and amortization and the net realizable value reserve for the three years ended December 31, are as follows:

                                    1994           1993           1992
   Balance at beginning of period$29,485        $27,965        $35,310
   Provision for write-down to net realizable value1,0001,000       --
   Depreciation expense            2,529          3,530          3,959
   Write-off of fully amortized items(1,183)     (1,932)          (836)
   Relief of accumulated balances and net realizable value reserve related to disposed properties (9,756) (1,078) (10,468)

   Balance at end of period      $22,075        $29,485        $27,965

NOTE 4 Registrant's interest in these properties are pledged in support of Registrant's primary lender's debt agreement. Such agreement also provides for cross-collateralization with the primary lender's mortgages on the Registrant's properties in Walnut Creek, Ca., Fort Lauderdale Fl., and both the office/industrial building and the hotel in Tucson, Az.

NOTE 5 This property is pledged in support of a $4.5 million letter-of-credit.

NOTE 6 These properties were obtained by Golden Gate Building Company pursuant to tax-deferred exchanges of interests in the Alcoa Building and distributed to the Registrant.

Exhibit 21

              PACIFIC GATEWAY PROPERTIES, INC.

               SUBSIDIARIES OF THE REGISTRANT

Percentage
Place of                      Interest of Voting
Name                          Organization        Securities Owned

Pacific Gateway Properties, Inc.New York

Pacific Gateway Properties    California              100%
Management Corporation

Perini Investment Properties  California              100%
Executive Suites, Inc.

Maritime Plaza Associates     California              100%

Rincon Center Associates      California Limited     22.8%
                              Partnership

Pacific Gateway Properties    California              100%
Hotels, Inc.

                  RINCON CENTER ASSOCIATES
              A CALIFORNIA LIMITED PARTNERSHIP

                    FINANCIAL STATEMENTS
              AS OF DECEMBER 31, 1994 AND 1993
               TOGETHER WITH AUDITORS' REPORT

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of Rincon Center Associates
A California Limited Partnership:

We have audited the accompanying balance sheets of Rincon Center Associates, A California Limited Partnership as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' deficit and cash flows for the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rincon Center Associates, A California Limited Partnership as of December 31,1994 and 1993 and the results of its operations and its cash flows for the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP


Boston, Massachusetts
February 7, 1995

                                      RINCON CENTER ASSOCIATES
                                   A CALIFORNIA LIMITED PARTNERSHIP

                                BALANCE SHEETS - DECEMBER 31, 1994 AND 1993
                                                                    1994         1993

ASSETS
       CASH                                                    $    66,000 $    120,000
ACCOUNTS RECEIVABLE, net of reserves of $45,000 and
  $84,000 at December 31, 1994 and 1993, respectively             731,000      199,000

DEFERRED RENT RECEIVABLE                                        6,970,000    7,883,000
NOTES RECEIVABLE, net of reserves of $155,000 at
  December 31, 1994 and 1993                                   15,361,000   15,673,000

REAL ESTATE USED IN OPERATIONS, net                           114,552,000  118,021,000

LEASEHOLD IMPROVEMENTS, net                                     2,061,000    1,855,000

OTHER ASSETS, net                                               2,184,000    2,855,000

           Total assets                                      $141,925,000 $146,606,000

                                LIABILITIES AND PARTNERS' DEFICIT
CONSTRUCTION NOTES PAYABLE                                  $ 60,895,000 $ 62,370,000

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                       2,920,000    3,416,000

ACCRUED GROUND RENT LIABILITY, net                             6,978,000    7,307,000

ACCRUED LEASE LIABILITY, net                                   1,801,000    3,102,000

DEFERRED INCOME                                                1,140,000    1,540,000

ACCRUED INTEREST DUE GENERAL PARTNERS                         41,107,000   33,901,000

DUE TO PERINI LAND AND DEVELOPMENT COMPANY                    70,444,000   68,399,000

DUE TO PACIFIC GATEWAY PROPERTIES, INC                        17,599,000   17,089,000

     Total Liabilities                                       202,884,000  197,124,000

COMMITMENTS AND CONTINGENCIES (NOTES 3, 5 AND 6)

PARTNERS' DEFICIT                                            (60,959,000) (50,518,000)

Total liabilities and partners' deficit                     $141,925,000 $146,606,000



    The accompanying notes are an integral part of these financial statements.

                                             RINCON CENTER ASSOCIATES
                                         A CALIFORNIA LIMITED PARTNERSHIP

                                             STATEMENTS OF OPERATIONS
                                 FOR THE THREE YEARS ENDED DECEMBER 31, 1994


                                                 1994       1993         1992
Revenue:

Rental income                             $17,352,000 $17,083,000 $17,583,000

Parking and other income                    1,267,000   1,260,000   1,150,000

Total revenue                              18,619,000  18,343,000  18,733,000

Expenses:

Operating                                   4,952,000   5,132,000   5,448,000

Administrative and other                    1,389,000   1,556,000   1,313,000

Property taxes and insurance                1,655,000   2,438,000   3,200,000

Leases                                      5,310,000    4,515,000    3,775,000

Ground rent                                 4,337,000    3,391,000

Depreciation and amortization               3,619,000    4,040,000    4,726,000

Total expenses                             32,616,000   31,654,000   32,731,000
                                          (13,997,000) (13,311,000) (13,998,000)

Property tax reduction                      1,891,000        -           -

Interest income                             1,665,000    1,365,000    1,062,000

Net loss                                 $(10,441,000)$(11,946,000)$(12,936,000)



The accompany notes are an integral part of these financial statements.

                                             RINCON CENTER ASSOCIATES

                                        A CALIFORNIA LIMITED PARTNERSHIP

                                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   FOR THE THREE YEARS ENDED DECEMBER 31, 1994


                                                General     Limited
                                                Partners    Partners       Total

BALANCE, DECEMBER 31, 1991                     $(12,709,000)$(12,927,000)$(25,636,000)

Net loss                                         (6,481,000)  (6,455,000) (12,936,000)

BALANCE, DECEMBER 31, 1992                      (19,190,000) (19,382,000) (38,572,000)

Net loss                                         (5,985,000)  (5,961,000) (11,946,000)

BALANCE, DECEMBER 31, 1993                      (25,175,000) (25,343,000) (50,518,000)

Net loss                                         (5,231,000)  (5,210,000) (10,441,000)

BALANCE, DECEMBER 31, 1994                     $(30,406,000)$(30,553,000)$(60,959,000)

PARTNERS' PERCENTAGE INTEREST                        050.10        49.90       100.00














    The accompanying notes are an integral part of these financial statements.

                                                    RINCON CENTER ASSOCIATES
                                                A CALIFORNIA LIMITED PARTNERSHIP

                                                     STATEMENTS OF CASH FLOWS

                                           FOR THE THREE YEARS ENDED DECEMBER 31, 1994


                                                                 1994       1993       1992

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                 $(10,441,000)(11,946,000)$(12,936,000)
Adjustments to reconcile net loss to net cash
  used in operating activities -
  Depreciation and amortization                             3,619,000   4,040,000    4,726,000
  (Increase) decrease in accounts receivable                 (531,000)  2,030,000   (1,620,000)
  (Increase) decrease in deferred rent
    receivable                                                913,000    (257,000)    (479,000)
  (Increase) decrease in other assets                         357,000    (214,000)    (598,000)
  Increase (decrease) in accounts payable
    and accrued liabilities                                  (496,000)   (191,000)      61,000
  (Decrease) in accrued ground rent liability                (329,000)   (329,000)    (329,000)
  Increase (decrease) in accrued lease liability           (1,301,000)     72,000     (500,000)
  Increase in accrued interest due general
    partners                                                7,206,000   6,469,000    5,271,000

Net cash used in operating activities                      (1,003,000)   (326,000)  (6,404,000)


CASH FLOW FROM INVESTING ACTIVITIES:
  Expenditure on real estate used in operations              (362,000)   (642,000)    (369,000)
Additions to leasehold improvements                           (81,000)   (118,000)           -
Additions to fixed assets                                         -       (30,000)     (73,000)
Increase in notes receivable                                      -    (6,000,000)     (32,000)
Payments on notes receivable                                  312,000     312,000      440,000
Net cash used in investing activities                        (131,000) (6,478,000)     (34,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from construction notes payable                         -            -        858,000
Payments on notes payable                                 (1,475,000)  (1,854,000)        -
Proceeds from advances from general
 partners                                                  2,555,000    8,506,000    5,634,000
Net cash provided by financing activities                  1,080,000    6,652,000    6,492,000

INCREASE (DECREASE) IN CASH                                  (54,000)    (152,000)      54,000
CASH AT BEGINNING OF YEAR                                    120,000      272,000      218,000
CASH AT END OF YEAR                                     $     66,000 $    120,000  $   272,000



    The accompanying notes are an integral part of these financial statements.

                        NOTES TO FINANCIAL STATEMENTS

                              DECEMBER 31, 1994


1.    PARTNERSHIP ORGANIZATION:

Rincon Center Associates, A California Limited Partnership
(the Partnership) was formed on September 18, 1984, to lease and develop land and buildings located in the Rincon
Point-South Beach Redevelopment Project Area in the City and County of San Francisco, California. The Rincon
Center Project (the Project) compromises commercial and retail space, 320 rental housing units and associated off-street parking. The Project was developed in two distinct segments: Rincon One and Rincon Two.

Profits and losses are shared by the partners in accordance with their percentage interest as provided in the partnership agreement and as shown in the statements of changes in partners' deficit. Cash profits, as determined by the managing general partner, are distributed to the partners in the same percentage interest.

Perini Land and Development Company (PL&D) is the managing general partner of the Partnership and has the responsibility for general management, administration and control of the Partnership's property, business and affairs. In addition, PL&D provides project and general accounting services to the Partnership (Note 7). Pacific Gateway Properties, Inc. (PGP), formerly Perini Investment Properties, Inc., is the other general partner.

2.    SIGNIFICANT ACCOUNTING POLICIES:

The accompanying financial statements have been prepared using the accrual basis of accounting.

Real Estate Used in Operations

Real estate used in operations includes all costs capitalized during the development of the Project. These costs include interest and financing costs, ground rent expense during construction, property taxes, tenant improvements and other capitalizable overhead costs.

Depreciation and Amortization

The Partnership uses the straight-line method of depreciation. The significant asset groups and their estimated useful lives are:

Structural components of buildings       60 years
Nonstructural components of buildings    25 years
All other depreciable assets           5-30 years

Leasehold improvements are amortized using the straight-line method over the lesser of their useful lives or the lease terms.


2.    SIGNIFICANT ACCOUNTING POLICIES:
      Continued

Income Taxes

In accordance with federal and state income tax regulations, no income taxes are levied on the Partnership; rather, such taxes are levied on the individual partners. Consequently, no provision or liability for federal or state income taxes is reflected in the accompanying financial statements.

Rental Income

Certain lease agreements provide for periods of free rent or stepped increases in rent over the lease term. In such cases, revenue is recognized at a constant rate over the term of the lease. Amounts recognized as income but not yet due under the terms of the leases are shown in the accompanying balance sheets as deferred rent receivable.

Statements of Cash Flows

Cash paid for interest was $2,191,000, $2,414,000 and $3,199,000 in 1994, 1993 and 1992, respectively.

Accrued Lease Liability

The Partnership is leasing Rincon One from Chrysler
McNally (Chrysler) over a 25-year lease term (Note 3). In connection with this lease, the Partnership was granted a free rent concession for one year. The intent of Chrysler's free rent provision was to match a similar provision granted by the Partnership to an anchor sublease tenant of Rincon One, whose lease is for 10 years. The Partnership expensed rent in the first year of the lease and amortized the accrued lease liability related to Rincon One over 10 years through 1993 and is amortizing the remaining balance over 50 months effective January 1, 1994 to match the expense with the revenue recorded on the sublease.

Three amendments to the master lease agreement were made in 1993 in connection with the extension of Chrysler's existing financing on the property (Note 3). The rent schedule was revised which resulted in an increase to the accrued lease liability during 1993 in order to normalize the rent expense over the remaining lease term.

Other Assets

Other assets include prepaid expenses, deferred lease commissions and fixed assets. Deferred lease commissions are amortized over the life of the lease. Fixed assets are amortized over the life of the asset, which is generally five years.

Reclassification of Prior Year Amounts

Certain prior year amounts have been reclassified to conform with the current year presentation.
3.OPERATING LEASE, RINCON ONE:

On June 24, 1988, the Partnership sold Rincon One to
Chrysler and subsequently leased the property back under a master lease with a basic term of 25 years and four 5-year renewal options at the Partnership's discretion. The transaction was accounted for as a sale and operating leaseback and the gain on the sale of $1,540,000 was deferred and is now being amortized over a 25-year period which is recorded as a reduction to depreciation and amortization in the accompanying statement of operations.
The Partnership had not recorded any amortization related to this deferred gain through December 31, 1993.

In connection with the sale and operating leaseback of Rincon One, Chrysler assumed and agreed to perform the Partnership's financing obligations. The Partnership, in accordance with the master lease and several amendments in 1993, agreed to obtain a financial commitment on behalf of Chrysler to replace at least $43,000,000 of Chrysler's long-term financing by July 1, 1993. To satisfy this commitment, the Partnership successfully extended existing financing to July 1, 1998. To complete the extension, the Partnership had to advance funds sufficient to reduce the financing from $46,500,000 to $40,500,000. At December
31, 1994, the financing obligation outstanding was approximately $39,300,000. The Partnership received a 10% secured note in the principal amount of $6,000,000 from Chrysler upon the Partnership's advance of funds to reduce the financing. In addition, as part of the obligations of the extension, the Partnership will have to further amortize the financing from its current level to $33,000,000 by July 1, 1998. If, by January 1, 1998, the Partnership has not received a further extension or new commitment for financing on the property for at least $33,000,000, Chrysler will have the right under the lease to require the Partnership to purchase the property for a stipulated amount significantly in excess of the financing obligation (approximately $18,800,000 in excess of the then outstanding financing obligation). The Partnership intends to obtain financing meeting the conditions of the lease prior to January 1, 1998.

Payments under the master lease agreement may be adjusted to reflect adjustments in the rate of interest payable by Chrysler on the Rincon One debt. Future minimum lease payments based on scheduled payments under the master lease agreement are as follows:

        1995     $ 6,570,000
        1996       6,550,000
        1997       5,952,000
        1998       5,634,000
        1999       5,875,000
  Thereafter      79,246,000



4.    NOTES RECEIVABLE:

At December 31, 1994 and 1993, the Partnership had the following notes receivable:

                                                                    1994        1993
Due from Chrysler secured by second deed of trust on Rincon
One, bearing interest at 10 percent, with monthly principal and interest payments of $150,285 in 1994 and 1993; unpaid balance
due July 2013                                                  $15,200,000 $15,469,000

Notes from tenants secured by tenant improvements, bearing
interest at 8 percent to 11 percent, with maturities from 1995
to 2001, due in monthly installments                               161,000     204,000
                                                               $15,361,000 $15,673,000

5.    GROUND LEASE:

The Partnership entered into a 65-year ground lease with the United States Postal Service for the Project property on April 19, 1985. On June 24, 1988, this lease was bifurcated into two leases (Rincon One and Rincon Two).
The terms of the original lease did not change; the dollar amounts were simply split between the two properties.
Under the terms of the leases, the Partnership must make monthly lease payments (Basic Rent) of $140,415 and $239,085 for Rincon One and Rincon Two, respectively. In April 1994, and every six years thereafter, the monthly base payments can be increased based on the increase in the Consumer Price Index subject to a minimum of 5 percent per year and a maximum of 8 percent per year. In addition, the Basic Rent can be increased based on reappraisal of the underlying property on the occurrence of certain events if those events occur prior to the regular reappraisal dates of April 19, 2019, and each twelfth year thereafter for the remainder of the lease term.

The lease agreement calls for the payment of certain percentage rents based on revenues received from the subleasing of the Rincon One building. Percentage rents paid in 1994, 1993 and 1992, were $275,000, $259,000 and
$267,000, respectively.

This lease has been accounted for as an operating lease, with minimum future lease payments of:

     1995   $  4,690,000
     1996      4,690,000
     1997      4,690,000
     1998      4,565,000
     1999      4,554,000
  Thereafter 893,819,000

5.    GROUND LEASE:  Continued

At December 31, 1990, ground rent of approximately $10,480,000 was capitalized and is included in real estate used in operations in the accompanying balance sheets. The capitalized ground rent is being amortized over 60 years. Under the provisions of the original lease, no lease payments were to be made from the inception of the lease (April 19, 1985) until April 18, 1987, and one-half of the regular monthly payment was due for the period from April
19, 1987 to April 18, 1988. However, as allowed by the lease agreement, the Partnership deferred the payment of Basic Rent until the initial occupancy date, February 8, 1988. At December 31, 1994 and 1993, the deferred Basic
Rent and interest for the period April 19, 1987 to April 18, 1988, amounted to $420,000 and $552,000, respectively, and are being paid in 120 monthly installments together with interest at a rate based on the average discount rates of 90-day U.S. Treasury bills, which was approximately 4.625% percent for the year ended December 31, 1994. The rate will be adjusted every 90 days as long as a balance is due on the deferred rent. The remaining deferred ground rent related to the free rent period amounted to $6,558,000 and $6,754,000 at December 31, 1994 and 1993, respectively, and is being amortized over the lease term.


6.    CONSTRUCTION NOTES PAYABLE:

Residential

The residential portion of the Project is being financed with a $36,000,000 loan from the Redevelopment Agency of the City and County of San Francisco (the Agency), of which $33,500,000 and $34,100,000 was outstanding at December
31, 1994 and 1993, respectively. The Agency raised these funds through the issuance of Variable Rate Demand Multifamily Housing Revenue Bonds (Rincon Center
Project) 1985 Issue B (the Bonds).

The interest rate on the Bonds is variable at the rate required to produce a market value for the Bonds equal to their par value. At December 31, 1994, 1993 and 1992, the effective interest rate on the bonds was 5.40 percent, 3.00 percent and 3.13 percent, respectively. Interest payments are to be made on the first business day of each March, June, September and December.

The Partnership has the option to convert the Bonds to a fixed interest rate at any of the above interest payment dates. The fixed rate will be the rate required to produce a market value for the Bonds equal to their par value. After conversion to a fixed rate, interest payments must be made on each June 1 and December 1.

6.    CONSTRUCTION NOTES PAYABLE:  Continued

The Partnership must repay the residential loan as the Bonds become due. The Bonds shall be redeemed in at least the minimum amounts set forth below:

   1995   $   600,000
   1996       700,000
   1997       700,000
   1998       900,000
   1999     1,000,000
Thereafter 29,600,000

The Bonds are due December 1, 2006. The Bonds are secured by an irrevocable letter of credit issued by Citibank in the name of the Partnership in the amount of approximately $34,546,000. In the event that drawings are made on the letter of credit, the Partnership has agreed to reimburse Citibank for such drawings pursuant to the terms of a Reimbursement Agreement. The Partnership obligations under the Reimbursement Agreement are secured by a deed of trust on the Project and the equity letters of credit and guarantees described below.

Commercial

The development and construction of the commercial portion of the Project was financed pursuant to a Construction Loan Agreement between the Partnership and Citibank, of which $27,395,000 and $28,270,000 was outstanding at December 31, 1994 and 1993, respectively.
The loan and the irrevocable letters of credit supporting the residential bond are secured by a deed of trust on the Project and the equity letters of credit currently in the aggregate amount of $7,300,000, issued to Citibank by Bank of America, N.T. & S.A. on behalf of the general partners. PL&D has also provided a $3.5 million corporate guarantee to support the Project financing. PGP and Perini Corporation, the parent company of PL&D, have agreed to reimburse Bank of America for any drawings under these letters of credit. An annual fee equal to prime plus 1 percent of the aggregate amount is due to PGP and PL&D for the use of these letters of credit. The loan is also secured by the guarantees described in Note 7. As of December 31, 1994 and 1993, $29,000 and $751,000,
respectively, of accrued letter of credit fees were included in accrued liabilities in the accompanying balance sheets.
The total fee in 1994, 1993 and 1992 was $184,000,
$751,000 and $909,000, respectively. The fee in 1994 reflects a $421,000 reduction in letter of credit fees charged to the general partners in prior years due to a reduction in the equity letter of credits at the Partnership.

In 1993, the Partnership extended the loan to October 1, 1998, which required a $600,000 up front paydown and an additional fee of $105,000. The loan requires the Partnership to amortize $13,000,000 over the five years to October 1, 1998. Amounts are payable as follows:
$2,192,000 in 1995; $2,708,000 in 1996; $3,150,000 in
1997; and the remainder in 1998. The Partnership obtained a swap agreement with interest rates stepping up from 5.61% to 7.96% over the loan term. The effect of the swap agreement in 1994 was to reduce interest expense by approximately $135,000. At December 31, 1994 the rate on the loan was 6.36%.

7.    TRANSACTION WITH GENERAL PARTNERS:

PL&D has guaranteed the payment of both interest on the financing of the Project and operating deficit, if any. It has also guaranteed the master lease under the sale and operating lease-back transaction (Note 3).

In accordance with the construction loan agreement (Note
6), the general partners have advanced monies to the Partnership to fund project costs. At December 31, 1994 and 1993, the general partners had advanced $88,043,000 and $85,488,000, respectively. The advances accrue interest at a rate of prime plus 2 percent. The related accrued interest liability of $41,107,000 and $33,901,000 as of December 31, 1994 and 1993, respectively, is reflected in the accompanying balance sheets. For the years ended December 31, 1994, 1993 and 1992, interest expense on partner advances was $7,940,000, $6,469,000 and $6,141,000, respectively.

Effective January 1, 1988, PL&D retained Pacific Gateway Properties Management Corporation (PGPMC), a wholly owned subsidiary of PGP, to provide management and leasing services for the Project. As compensation for managing the facilities, the Partnership paid PGPMC a base management fee of $222,000 annually until leasing the residential portion of the Project was completed. At such time, the compensation increased to $319,200 per year or, if greater, the sum of 3 percent of the first $13,000,000 of the annual gross receipts plus 2 percent of receipts in excess of the $13,000,000. The fees incurred for the years ended December 31, 1994, 1993 and 1992 were $514,000,
$497,000 and $485,000, respectively, and were included in administrative and other expenses in the accompanying statements of operations. At December 31, 1994 and 1993, $24,000 and $27,000, respectively, related to this fee had not been paid and is included in accounts payable and accrued liabilities. Additionally, the Partnership reimburses PGPMC for certain payroll costs.

8.    REAL PROPERTY TAX REDUCTION

The Partnership received reductions in real property tax assessments for the tax years from 1990 to 1993 which amounted to approximately $1,891,000, and has been recorded as other income in the 1994 financial statements.
Professional service expenses related to the property tax assessments approximated $330,000 and is recorded in the accompanying statement of operations.