Form 10-Q
period 1995-06-30
PACIFIC GATEWAY PROPERTIES INC
filed 1995-08-15
CIK 743443

SECURITIES AND EXCHANGE COMMISSION

                WASHINGTON, D.C.  20549

                       FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1995

                          OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

             Commission File Number 1-8692

           PACIFIC GATEWAY PROPERTIES, INC.
     (Exact name of Registrant as specified in its charter)

           NEW YORK             04-2816560
(State or other  (IRS Employer
jurisdiction of  Identification No.)
incorporation or
organization)


ONE RINCON CENTER, 101 SPEAR STREET, SUITE 215, SAN FRANCISCO, CALIFORNIA 94105
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code (415) 543-8600

            Not Applicable
Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1995:

$1.00 Par Value Common Stock        3,892,596
(Title of Class)                    (Number of Shares Outstanding)

           PACIFIC GATEWAY PROPERTIES, INC.

                         INDEX


Part I - Financial Information:    Page Number

       Item 1.      Financial Statements

       Consolidated Balance Sheet
       as of June 30, 1995
       and December 31, 1994                  3


       Consolidated Statement of
       Income for the Three
       and Six Months Ended
       June 30, 1995 and 1994                 4


       Consolidated Statement of Cash
       Flows for the Three and Six
       Months Ended June 30, 1995 and 1994    5

       Notes to Financial Statements          6-9

       Item 2. Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations      9-12


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

       Item 6.        Exhibits and Reports - Form 8-K       None



Signatures                                                  13

       PACIFIC GATEWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEET
                      (In Thousands, Except Share Amounts)
                                        As of          As of
                                        June 30,       December 31,
                                        1995           1994
                                        (Unaudited)    (Audited)
ASSETS
Cash and short-term investments         $      124      $    359
Cash reserved for capital improvements         499           597
Accounts receivable                          1,103           785
Other current assets                            72            42
Investment and hotel properties:
 Land                                       15,170        15,230
 Buildings                                  46,284        46,741
 Other deferred costs                       19,908        18,463
Subtotal investment and hotel properties    81,362        80,434
Less-accumulated depreciation
  and amortization and net
  realizable value reserve                 (23,494)      (22,075)
Investment and hotel properties, net        57,868        58,359
Equity investment in and loans to Rincon Center
 Associates, net                             2,569         4,020
Deferred tax asset                           5,593         6,845
Note receivable                                226           229
Other assets, net                              148           198
Total assets                           $    68,202      $ 71,434
LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable                        $      974      $  1,132
Accrued payroll, property and sales taxes      415           328
Prepaid rent                                   326           210
Accrued interest on debt                       376           459
Tenant security deposits                       456           414
Other current liabilities                        8            85
Debt related to corporate, investment
and hotel properties                       60,0826         1,149
Other debt related to equity investment
   in Rincon Center Associates               2,130         1,950
Deferred tax liability                      10,449        12,209
Total liabilities                           75,216        77,936

Stockholders' deficit:
Common stock $1.00 par value--
 Authorized--10,000,000 shares
 Issued--4,011,150 shares                    4,011         4,011
Paid-in-deficit                            (10,222)      (10,222)
Retained deficit                              (655)          (99)
Treasury stock, at cost--118,554 common shares
  at June 30, 1995 and 131,186 common shares
  at December 31, 1994                      (2,038)       (2,082)
Warrants for common stock                    1,890         1,890
Total stockholders' deficit                 (7,014)       (6,502)
Total liabilities and
stockholders' deficit                   $   68,202       $ 71,434

The accompanying notes are an integral part of these consolidated financial statements


PACIFIC GATEWAY PROPERTIES, INC.
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                     (In Thousands, Except Per Share Amounts)

                               For the Three Months   For the Six Month
                                     Ended June 30,   Ended June 30,
                                      1995     1994       1995    1994

Investment Properties:
  Rental revenues                  $3,049   $2,519     $6,228  $5,378
  Operating expenses               (1,404)  (1,384)    (2,666) (2,601)
  Income before depreciation and
    interest expense                1,645    1,135      3,562   2,777
  Interest expense                   (778)    (846)    (1,634) (1,649)
  Depreciation and amortization      (581)    (532)    (1,172)  (1,000)
    Investment properties
    income(loss)                      286     (243)       756      128
Hotel Property:
  Revenues,                        $1,815    1,875      4,431   4,581
  Operating expenses               (1,276)  (1,356)    (2,669) (2,897)
  Income before depreciation and
    interest expense                  539      519      1,762   1,684
  Interest expense                   (136)    (207)      (359)   (391)
  Depreciation and amortization      (155)     (94)      (311)   (186)
    Hotel income                      248      218      1,092   1,107
Equity in Partnership Income (Loss):
  Golden Gateway Center (GGC)          --      380         --     710
  Rincon Center Associates (RCA)     (982)    (712)    (1,767) (1,257)
    Equity in partnership losses     (982)    (332)    (1,767)   (547)
General and administrative expenses  (305)    (297)      (658)   (656)
Interest expense on debt secured by
  equity investment in GGC and
  other corporate debt                 --     (187)        --    (355)
Interest and fee expense for debt
  related to equity investment in RCA (66)     (51)      (123)   (110)
Interest income                        12       17         15     159
Other income                           --       52         --     387
  Income (loss) before property
  transactions and income taxes      (807)    (823)      (685)    113
Gain on sale of real estate asset     177       --        177      --
  Income (loss) before extraordinary
  item and income taxes              (630)    (823)      (508)    113
Extraordinary write-off of
  unamortized loan fees from
  debt refinancing                   (233)     --       (233)     --
  Income (loss) before income taxes  (863)    (823)      (741)    113
Income tax benefit (provision)        237       (4)       187     (10)
  Net Income (loss)                 ($626)   ($827)     ($554)   $103


Income (loss) per share, primary
  and fully diluted                ($0.15)  ($0.20)    ($0.14)  $0.03







The accompanying notes are an integral part of these consolidated financial statements



PACIFIC GATEWAY PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In Thousands)

                                For the Three Months For the Six Months
                                   Ended June 30,      Ended June 30,
                                       1995   1994    1995     1994

Cash flow from operating activities:
  Net income (loss)                   ($626)  ($827)  ($554)  $103
Non-cash revenues and expenses
    included in income:
  Provision for depreciation             736   645    1,483    1,224
  Equity in loss of investment
  partnerships                           982   332    1,767      547
  Extraordinary write-off of unamortized
    loan fees from debt refinancing      233    --      233      --
  Gain on sale of real estate asset     (177)   --     (177)     --
Changes in assets and liabilities:
  Accounts receivable and other
    current assets                      (200)  538    (389)     388
  Other assets                            26  (190)     96     (123)
  Accounts payable and other
    current liabilities                  (97)   121   (106)    153
  Current tax liability                 (305)   --      --     --
  Deferred taxes                        (113)   --    (508)    --
  Other liabilities                       56    341     26    (76)
Cash flow generated by operating
activities                               515    960   1,871  2,216
Cash flow from investing activities:
  Additions to investment and
    hotel properties                    (376)  (710) (1,551)  (913)
  Proceeds from sale of real
  estate asset                           510     --     510     --
  Contributions to Rincon Center
    Associates,net                        --    (111)  (315)   (451)
  Distributions from
  Golden Gateway Center                   --     310      --    516
Net cash generated by (used in) investing
activities                               134    (511)  (1,356)  (848)
Cash flow from financing activities:
  Borrowings under property and
    corporate debt                      19,937     --    20,910     --
  Borrowings in connection with
    equity investment, net                  65     88       463    112
  Payments on debt                     (20,570)  (264)  (21,859) (1,022)
  Payment of loan costs and fees            (7)    (7)       (7)    (91)
  Issuance of Treasury Stock                --     --        45      --
  Mortgages satisfied in connection
    with property dispositions            (400)    --      (400)    --
 Net cash used in financing activities    (975)  (183)     (848)  (1,001)
Increase (decrease)in cash and
  short term investments                  (326)   267      (333)     367
Balance at beginning of period             624    843       956    743
Balance at end of period (Includes
  $499 restricted at June 30, 1995
  and none at June 30, 1994)            $  298 $1,110     $  623  $1,110
Supplementary disclosures:
  Cash paid for interest                $1,028 $1,238      $2,355 $2,392
  Cash paid for taxes                   $  181 $    4      $  321 $   10

The accompanying notes are an integral part of these consolidated financial statements




PACIFIC GATEWAY PROPERTIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter and Six Months Ended June 30, 1995

1.Organization and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements should be read in conjunction with the 1994 Form 10-K of the Registrant. These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10- Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

In the opinion of the Registrant, all material adjustments considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

REAL ESTATE ASSET SOLD

In June 1995, the Registrant completed the sale of a parcel of land in Walnut Creek, California to an unrelated third party. In connection with this property disposition, the Registrant realized a gain of $177,000. The net cash proceeds, after repayment of $400,000 of mortgage debt and other costs of the sale, amounted to approximately $106,000.

Reclassifications

Certain prior year amounts have been reclassified to be consistent with current year classifications.

2.  REAL ESTATE PARTNERSHIP INVESTMENTS

OPERATING PARTNERSHIPS

Golden Gateway Center Partnership (GGC)--San Francisco, California

     In October of 1994, the GGC Partnership completed a redemption of the Registrant's remaining 29.5% partnership interest. Summary financial data for GGC is as follows (in thousands):

                                   Three Months     Six Months
                                   ended June 30,    ended June 30,
                                          1994             1994
Cash distributions to the Registrant
  from GGC                              $  310           $  516

Income from operations:
  Revenues                              $5,091          $10,032
  Expenses:
   Operating                             1,681            3,432
   Interest                              1,852            3,691
   Depreciation and amortization           270              500
                                         3,803            7,623
Net income                              $1,288           $2,409

Registrant's share of net income of GGC $  380           $  710

Rincon Center Associates Partnership (RCA)--San Francisco, California

The Registrant owns general and limited partnership interests in RCA totalling approximately 23%, and is responsible for 20% of cash requirements in excess of available financing.

The Registrant earns a fee from RCA for posting a $4.5 million letter-of-credit and earns a preferred return at the prime rate plus 2% on its advances to RCA. Since December 1994, the Registrant has recorded any letter-of-credit fees and interest on advances paid by RCA as a reduction to equity investment in and loans to RCA. During the first six months of 1995, RCA paid the Registrant approximately $85,000 in outstanding letter-of-credit fees.

The Registrant entered into an agreement in June 1993 with the other general partner in RCA. This agreement provides the Registrant with the flexibility to borrow funds from the other general partner to limit its future cash obligations to RCA. Under this funding arrangement, all amounts advanced, related fees and accrued interest are non-recourse to the Registrant. This agreement does not reduce the level of the Registrant's general and limited partnership interests in RCA. Interest accrues on the unpaid portion of bothy the principal amount advanced and related fees at the Bank of America prime rate plus 2%. Amounts advanced under this funding arrangement, plus related fees and accrued interest, are required to be repaid from future cash distributed by RCA to the Registrant, if any. The total amount outstanding under this funding arrangement as of June 30, 1995 was $2,130,000.

     Summary financial statement data for RCA is as follows (in thousands):
                      Three Months Ended     Six Months ended
                            June 30,              June 30,
                          1995       1994       1995      1994

   Registrant's share of
   contributions to
   RCA, net               $   --    $   111 $   315    $   451

   Income (loss) from
   operations:
     Revenue              $ 4,879   $ 5,006  $10,253   $10,046
     Expenses:
     Operating and
     lease expenses         3,202     3,139   6,223      6,075
     Financing              5,052     3,942   9,818      7,409
     Depreciation and
     amortization             925     1,044     1,950      2,069
                            9,179     8,125    17,991    15,553
  Net loss                $(4,300)  $(3,119)$(7,738)   $(5,507)

  Registrant's share of
  net loss of RCA         $  (982)  $  (712)$(1,767)   $(1,257)

     As of the date of this report, the Managing General Partner of RCA had not completed the financial accounting for RCA Partnership. As a result, the Registrant has recorded an estimate of revenue and expenses for the first six months of 1995 based upon actual operating revenue and expenses for January through May 1995. The Registrant has conferred with the Managing General Partner of RCA and considers the projection a reasonable estimate, however, actual results will differ from this projection.

3. Per Share Data - Per share data is based on the weighted average number of the Registrant's common shares and common share equivalents. Outstanding warrants and stock options enter into the common shares outstanding using the Treasury Stock Method. The number of common shares and common share equivalents used in the earnings per share calculation are as follows:

As of June 30,                                  1995       1994

Primary                                    4,089,097  4,057,787

Fully diluted                              4,089,097  4,081,836


4.   Debt

     Debt Secured by Mortgages on Real Estate From Primary
Lender - In December 1993, the Registrant completed a restructuring of its non-revolving line-of-credit, letter-of-credit, unsecured bonds, and certain mortgages with its primary lender. Statement of Financial Accounting Standards No. 15 requires the Registrant to account for future interest resulting from this transaction using an imputed interest rate versus the stated rates on the debt from the primary lender. In addition, the primary lender's cancellation of debt of $4 million, at the time of the rest 1995, was approximately 4.4%. As a result, the amount of interest recorded for financial reporting purposes is lower than the stated interest on the face amount of the debt by approximately $282,000 for the first six months of 1995. The face amount of the debt with the primary lender as of June 30, 1995 and 1994 was $17,246,000 and $47,888,000, respectively.

     As a result of the refinancing of the Walnut Creek Executive Park ("WCEP") mortgage, discussed below, the Registrant achieved the level of debt repayments necessary to cancel 650,000 warrants issued to the primary lender in December 1993, leaving one million exercisable warrants outstanding. However, in June 1995, the Registrant entered into a letter agreement with its primary lender that allows the 650,000 warrants to remain outstanding until the balance of the November 1994 construction loan is repaid in full in exchange for the primary lender receiving lower release prices on the June 1995 refinancing and the sale of the Walnut Creek parcel of land.
The balance of the construction loan as of June 30, 1995 amounted to $325,000, and the Registrant anticipates that the construction loan will be repaid in full by September 1995.

     Other Mortgages on Real Estate - In June 1995, the Registrant completed the refinancing of $20,000,000 of debt related to Walnut Creek Executive Park. This debt was due in the fourth quarter of 1997. The new loan carries a 7.85% annual interest rate until maturity with fixed monthly amortization payments of approximately $162,000. The loan is amortized over 20 years and is due July 1, 2005. The new loan has a prepayment penalty and is non-recourse to the Registrant. In addition, the new loan requires the Registrant to fund a reserve for future tenant improvements of $9,314 per month in the first twenty four months of the loan, and increasing to $17,647 per month in month 25 through 68 of the loan. These funds are included as cash reserved for capital improvements on the Registrant's Consolidated Balance Sheet. As a result of this refinancing, the Registrant has written off the unamortized portion of the loan fees associated with the debt that was retired, which amounted to $233,000 and is recorded as an extraordinary item.

     ITEM 2.  Management's Discussion and Analysis of Financial
Conditions and Results of Operations

                              Financial Position

     Financing - On June 30, 1995, the face amount of the floating rate mortgage debt totaled approximately $27.2 million, bearing interest at quarter-end weighted average stated rate of 7.9%. The face amount of the fixed rate mortgage debt totaled approximately $32.1 million bearing interest at quarter-end weighted average stated rate of 8.7%.

                                 Net Income

     Investment Properties - During the first six months of 1995, the income from investment properties was $756,000 compared to income of $128,000 during the first six months of 1994.
During the second quarter of 1995 income from investment properties was $286,000 compared to a loss of $243,000 during the second quarter of 1994. The increase in income from investment properties for the first six months of 1995 compared to 1994 is primarily attributable to increased occupancy in the Registrant's portfolio. Interest expense decreased slightly from the first six months of 1994 amount of $1,649,000 to $1,634,000 during the first six months of 1995 as a result of the Registrant's 1993 debt restructuring which was offset by an increase in interest rates on the Registrant's floating rate mortgage debt. Depreciation and amortization expense increased as a result of commencing depreciation of expenditures capitalized during 1994 and early 1995 relating to the Registrant's leasing activities and capital improvement projects.

     Hotel Property - The hotel property income was $1,092,000 in the first six months of 1995 compared to $1,107,000 in the first six months of 1994. For the three months ended June 30, 1995, the hotel property income was $248,000 compared to income of $218,000 for the three months ended June 30, 1994. The modest decrease in income for the first six months of 1995 compared to 1994 was a result of lower corporate demand which was offset by an increase in average daily rate. Interest expense decreased from the first six months of 1994 amount of $391,000 to $359,000 for the first six months of 1995, primarily as a result of the effects of the decrease in the effective interest rate in connection with the Registrant's debt restructuring with its primary lender in December 1993 which was offset by increased borrowing in connection with the hotel's refurbishment and higher interest rates during the first six months of 1995. Depreciation expense increased in the first six months of 1995 compared to 1994 as a result of commencing depreciation on the capital improvements completed in late 1994.

     Equity in Partnership Income - Golden Gateway Center (GGC) - In October 1994, the GGC Partnership completed a redemption of the Registrant's remaining 29.5% partnership interest.

     Equity in Partnership Loss - Rincon Center Associates (RCA) - The net loss for Rincon Center increased from $5,507,000 in the first six months of 1994 to $7,738,000 in the first six months of 1995.
The increase in the loss is primarily the result of increasing interest rates on the projects floating rate debt. The net loss for RCA during the second quarter of 1995 and 1994 was $4,300,000 and $3,119,000, respectively. The Registrant's equity share of the RCA loss amounted to $1,767,000 and $1,257,00 during the first six months of 1995. The increase in the loss is primarily the result of increasing interest rates on the projects floating rate debt. The net loss for RCA during the second quarter of 1995 and 1994 was $4,300,000 and $3,119,999, respectively. The Registrant's equity share of the RCA loss amounted to $1,767,000 and $1,257,000 during the first six months of 1995 and 1994, respectively. The Registrants equity share of the RCA loss amounted to $982,000 and $712,000 in the second quarter of 1995 and 1994, respectively.

     General and Administrative Expenses - General and administrative expenses in the first six months of 1995 amounted to $658,000 compared to $656,000 for the first six months of 1994. General and administrative expenses for the second quarter of 1995 and 1994 was $305,000 and $297,000, respectively.

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

     Interest and Fee Expense for Debt Related to Equity Investment in RCA - During the first six months of 1995 and 1994, the Registrant incurred approximately $123,000 and $110,000, respectively, in interest and fee expense related to the funding arrangement with the other general partner on Rincon Center, as previously discussed. During the second quarters of 1995 and 1994, the Registrant incurred approximately $66,000 and $51,000, respectively, in interest and fee expense relating to the RCA funding arrangement.

     Interest Income - During the first six months 1995 and 1994 interest income was $15,000 and $159,000, respectively. Interest income was $12,000 and $17,000 during the second quarter of 1995 and 1994, respectively. A significant portion of the interest income in the first six months of 1994 is attributable to a payment by RCA for a portion of the interest outstanding on partnership advances to RCA. Since December 1994, the Registrant has recorded interest received on its advances to RCA as a reduction to equity investment in and loans to RCA.

     Other Income -  During the first six months of 1994 other income
was $387,000, and $52,000 during the second quarter of 1994.   In the
first six months off 1994 other income includes primarily a payment by RCA to the Registrant for a portion of the fees due its general partners for posting a letter-of-credit. Since December 1994, the Registrant has recorded letter-of-credit fees received from RCA as a reduction to equity investment in and loans to RCA.

     Gain on Sale of Real Estate Asset - In June 1995, the Registrant disposed of a parcel of land in Walnut Creek, California to an unrelated third party. In connection with this property disposition, the Registrant realized a gain of $177,000.

     Extraordinary Write-off of Unamortized Loan Fees from Debt
Refinancings - In June 1995, the Registrant completed the refinancing of the mortgage debt at Walnut Creek Executive Park. As a result, the Registrant has written-off the unamortized portion of the loan fees associated with the debt that was retired.

     Income Tax Benefit (Provision) -    A tax benefit is recorded in
connection with the net loss for the three and six months ended
June 30, 1995 in accordance with Statement of Financial
Accounting Standards No. 109. In the first six months of 1994, the Registrant recorded a provision for income taxes of $10,000 which primarily represents state franchise tax fees.

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

     The Registrant has taken several aggressive actions to generate and conserve cash, and continues to review and analyze additional potential actions. At the same time, the Registrant is seeking to retain value and identify future opportunities for investment. The Registrant's liquidity was under significant strain throughout 1994 which continues to be the case in 1995. The Registrant has actively pursued potential sales of certain real estate assets in the past, and is continuing to do so in cases where a trasaction would generate acceptable stockholder value and corporate liquidity.

     It is the Registrant's intent to increase its liquidity through debt refinancings and the sale of properties which do not fit within its long term strategy. Funds raised in the preceding fashion would be used for such things as tenant improvements and other capital requirements, certain mandatory debt reductions, and new investments.

     In June 1995, the Registrant completed a refinancing of the Walnut Creek Executive Park which fixed $20,000,000 in mortgage debt, at a 7.85% annual interest rate. This refinancing extended the maturity date of this debt from the fourth quarter of 1997 through July 2005.

     In June 1995, the Registrant completed the sale of a parcel of land in Walnut Creek, California which repaid $400,000 in mortgage debt, as previously discussed.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of the Registrant was held on May 9, 1995, and the Shareholders elected seven Directors. At the Annual Meeting, 3,371,262 shares of a total of 3,892,596 shares were represented; 3,314,647 shares voted in favor of all Nominees for Director.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                PACIFIC GATEWAY PROPERTIES, INC.
                Registrant


Date:  August 11, 1995      Roger D. Snell
                            Roger D. Snell
                            President and Chief Executive Officer



Date:  August 11, 1995      Raymond V. Marino
                            Raymond V. Marino
                            Vice President and
                            Chief Financial Officer