Form 10-Q/A
period 1995-06-30
PACIFIC GATEWAY PROPERTIES INC
filed 1995-10-26
CIK 743443

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

The Registrant earns a fee from RCA for posting a $4.5 million letter-of-credit and earns a preferred return at the prime rate plus 2% on its advances to RCA. Since December 1994, the Registrant has recorded any letter-of-credit fees and interest on advances paid by RCA as a reduction to equity investment in and loans to RCA. During the first six months of 1995, RCA paid the Registrant approximately $85,000 in outstanding letter-of-credit fees.
The letter of credit expires December 23, 1995.

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


4.   Debt

     Debt Secured by Mortgages on Real Estate From Primary
Lender - In December 1993, the Registrant completed a restructuring of its non-revolving line-of-credit, letter-of-credit, unsecured bonds, and certain mortgages with its primary lender. Statement of Financial Accounting Standards No. 15 requires the Registrant to account for future interest resulting from this transaction using an imputed interest rate versus the stated rates on the debt from the primary lender. In addition, the primary lender's cancellation of debt of $4 million, at the time of the restructuring, is not reconized for financial reporting purposes. The imputed interest rate as of June 30, 1995, was approximately 4.4%. As a result, the amount of interest recorded for financial reporting purposes is lower than the stated interest on the face amount of the debt by approximately $282,000 for the first six months of 1995. The face amount of the debt with the primary lender as of June 30, 1995 and 1994 was $17,246,000 and $47,888,000, respectively.

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