Form 10-Q
period 1995-09-30
PACIFIC GATEWAY PROPERTIES INC
filed 1995-11-15
CIK 743443

SECURITIES AND EXCHANGE COMMISSION

           WASHINGTON, D.C.  20549

                  FORM 10-Q

          [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE
              SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended September 30,
          1995

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September
          30, 1995:

          $1.00 Par Value Common Stock
          3,892,596
              (Title of Class)
           (Number of Shares Outstanding)

       PACIFIC GATEWAY PROPERTIES, INC.

                    INDEX


          Part I - Financial Information:             Page Number

            Item 1.     Financial Statements

            Consolidated Balance Sheets as of September 30, 1995
                   and December 31, 1994                   3


            Consolidated Statements of Income for the
                   Three and Nine Months Ended September 30,
          1995
                   and 1994                                               4


            Consolidated Statements of Cash Flows for the
                   Three and Nine Months Ended September 30,
          1995
                   and 1994                                               5

            Notes to Financial Statements                  6-9

            Item 2.     Management's Discussion and
                           Analysis of Financial Condition
                           and Results of Operations       9-13


          Part II - Other Information

            Item 1.        Legal Proceedings               None

            Item 2.        Changes in Security             None

            Item 3.        Defaults Upon Senior Securities      None

            Item 4.        Submission of Matters to a Vote
                           of Security Holders             None

            Item 5.        Other Information               13

            Item 6.        Exhibits and Reports on Form 8-K          13



          Signatures                                                      14

PACIFIC GATEWAY PROPERTIES, INC.
                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (In Thousands, Except Share Amounts)
                                              As of                As of
                                             September 30,     December 31,
                                                 1994             1995
ASSETS

Cash and short-term investments                    $   192       $    359
Cash reserved for capital improvements                 212            597
Accounts receivable                                    682            785
State income tax receivable                            220             --
Other current assets                                    71             42
Investment and hotel properties:
  Land                                              15,170         15,230
  Buildings                                         46,284         46,741
  Furniture, fixtures and equipment                 17,005         15,165
Subtotal investment and hotel properties            78,459         77,136
Less-accumulated depreciation and net
  realizable value reserve                         (22,272)       (20,352)
Investment and hotel properties, net                56,187         56,784
Equity investment in and loans to Rincon Center
  Associates, net                                    1,690          4,020
Deferred tax asset                                   5,893          6,845
Note receivable                                        227            229
Capitalized loan costs, net of accumulated amortization
  of $694 and $522 at September 30, 1995 and December
  31, 1994, respectively                               598            742
Capitalized lease commissions, net of accumulated
  amortization of $1,465 and $1,295 at September 30, 1995
  and December 31, 1994, respectively                  763            833
Other assets, net                                       47            198
     Total assets                                  $66,782       $ 71,434
LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable                                   $ 1,282       $  1,132
Accrued payroll, property and sales taxes              529            328
Prepaid rent                                           362            210
Accrued interest on debt                               338            459
Tenant security deposits                               439            414
Other current liabilities                                1             85
Debt related to corporate, investment
  and hotel properties                              59,203         61,149
Other debt related to equity investment
  in Rincon Center Associates                        2,589          1,950
Deferred tax liability                              10,449         12,209
     Total liabilities                              75,192         77,936
Stockholders' deficit:
Common stock $1.00 par value--
  Authorized--10,000,000 shares
  Issued--4,011,150 shares                           4,011          4,011
Paid-in-deficit                                    (10,222)       (10,222)
Retained deficit                                    (2,051)           (99)
Treasury stock, at cost--118,554 common shares at
  September 30, 1995 and 131,186 common shares at
  December 31, 1994                                 (2,038)        (2,082)
Warrants for common stock                            1,890          1,890
Total stockholders' deficit                         (8,410)        (6,502)
     Total liabilities and stockholders'
      deficit                                      $66,782        $71,434

The accompanying notes are an integral part of these consolidated financial statements
                        PACIFIC GATEWAY PROPERTIES, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (In Thousands, Except Per Share Amounts)

                                     For the Three Months  For the Nine Months
                                       Ended September 30,Ended September 30,
                                            1995     1994       1995    1994


Investment Properties:
  Rental revenues                          $2,896   $2,728     $9,124  $8,106
  Operating expenses                       (1,542)  (1,506)    (4,208) (4,107)
  Interest expense                           (823)    (944)    (2,457) (2,593)
  Depreciation and amortization              (675)    (518)    (1,847) (1,518)
    Investment properties income (loss)       (144)    (240)       612    (112)
Hotel Property:
  Revenues                                  1,077    1,202      5,508   5,783
  Operating expenses                         (954)  (1,205)    (3,623) (4,102)
  Interest expense                           (157)    (212)      (516)   (604)
  Depreciation and amortization              (171)     (99)      (482)   (285)
    Hotel income (loss)                      (205)    (314)       887     792
Equity in Partnership Income (Loss):
  Golden Gateway Center (GGC)                  --      374         --   1,085
  Rincon Center Associates (RCA)             (941)    (447) (2,708)   (1,704)
    Equity in partnership losses             (941)     (73)    (2,708)   (619)
General and administrative expenses          (387)    (336)    (1,045)   (992)
Interest expense on debt secured by equity
  investment in GGC and other corporate debt   --     (217)        --    (571)
Interest and fee expense for debt related to equity
  investment in RCA                           (99)     (50)      (222)   (161)
Interest income                                14       18         29     177
Other income                                   --       42         --     430
Income (loss) before property transactions,
  income taxes and extraordinary items     (1,762)  (1,170)    (2,447) (1,056)
Gain on sale of real estate assets, net      --        661     177       661
Loss before extraordinary item and
  income taxes                            (1,762)    (509)    (2,270)   (395)
Extraordinary write-off of unamortized loan fees
  from debt refinancings                     --         --    (233)       --
Loss before income taxes                   (1,762)    (509)    (2,503)   (395)
Income tax (provision) benefit                364       --        551     (10)
  Net loss                                ($1,398)   ($509)   ($1,952)  ($405)


Loss per share, primary and fully diluted ($0.34)  ($0.12)    ($0.48) ($0.10)









The accompanying notes are an integral part of these consolidated financial statements


                        PACIFIC GATEWAY PROPERTIES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In Thousands)



                                      For the Three Months For the Nine Months
                                       Ended September 30,Ended September 30,
                                            1995    1994       1995    1994
Cash flow from operating activities:
  Net loss                               ($1,398)  ($509)   ($1,952)   ($405)
  Non-cash revenues and expenses included in income:
    Provision for depreciation and
           amortization                      846     618      2,329    1,842
    Equity in loss of investment
      partnerships                           941      73      2,708      620
    Extraordinary write-off of unamortized loan fees
      from debt refinancings                  --      --        233       --
    Gain on sale of real estate assets        --    (661)      (177)    (661)
Change in assets and liabilities:
  Accounts receivable, state income tax receivable
    and other current assets                 244    (583)      (145)    (197)
  Other assets                                58      53        154      (71)
  Accounts payable and other current
    liabilities                              101     942         (5)   1,059
  Deferred taxes                            (300)     --       (808)      --
  Other liabilities                          297     582        325      543
Cash flow generated by operating
    activities                               789     515      2,662    2,730

Cash flow from investing activities:
  Additions to investment and
    hotel properties                        (487) (1,317)    (2,038)  (2,228)
  Proceeds from sale of properties, net       --   1,432        510    1,432
  Contributions to Rincon Center
     Associates                             (277)    (60)      (677)    (511)
  Distribution from Rincon Center
     Associates                              215      --        300       --
  Distributions from Golden Gateway Center    --     310         --      826
Net cash (used in) generated by investing
    activities                              (549)    365     (1,905)    (481)

Cash flow from financing activities:
  Borrowings under property and
     corporate debt                           76     367     20,986      367
  Borrowings in connection with equity
     investment, net                         177      113      639       225
  Payments on debt                          (673)   (579)   (22,532)  (1,602)
  Payment of loan costs and fees              --      (8)       (47)     (99)
  Mortgages satisfied in connection with property
    dispositions                             (40)     --       (400)      --
  Issuance of Treasury Stock                  --      --         45       --
  (Increase) decrease in cash reserved for
    capital improvements                     287  (1,801)       385   (1,801)
  Proceeds from exercise of stock options    --       2         --         2
Net cash used in financing activities       (173) (1,906)      (924)  (2,908)
Increase (decrease)in cash and short term
   investments                                67   (1,026)     (167)     (659)
Balance at beginning of period               125    1,110       359      743
Balance at end of period                   $ 192  $   84     $  192   $   84

Supplementary disclosures:
  Cash paid for interest                   $1,011 $1,847     $3,366   $3,799
  Cash paid for taxes                      $  157 $    4     $  373   $   10



The accompanying notes are an integral part of these consolidated financial statements
           PACIFIC GATEWAY PROPERTIES, INC.
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          For the Quarter and Nine Months Ended September 30,
                         1995

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

            In the opinion of the Registrant, all material adjustments of a normal recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

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

          2.  REAL ESTATE PARTNERSHIP INVESTMENTS

          OPERATING PARTNERSHIPS

          Golden Gateway Center Partnership (GGC)--San Francisco,
          California

            In October of 1994, the GGC Partnership completed a
          redemption of the Registrant's remaining 29.5%
          partnership interest.  Summary financial data for GGC is
          as follows (in thousands):
                                       Three Months               Nine Months
                                   ended September 30,     ended September 30,
                                           1994                      1994
          Cash distributions to the Registrant
            from GGC                      $  310                 $   826
          Income from operations:
            Revenues                      $5,086                 $15,118
            Expenses:
             Operating                     1,681                   5,113
             Interest                      1,865                   5,556
             Depreciation and amortization   271                     771
                                           3,817                  11,440
          Net income                      $1,269                  $3,678

          Registrant's share of net
           income of GGC                  $  374                 $ 1,085
          Rincon Center Associates Partnership (RCA)--San
          Francisco, California

                 The Registrant owns general and limited
          partnership interests in RCA totaling approximately 23%, and is responsible for 20% of RCA's cash requirements in excess of available financing.

               The Registrant earns a fee from RCA for posting a $4.5 million letter-of-credit and earns a preferred return at the prime rate plus 2% on its advances to RCA. Since December 1994, the Registrant has recorded any letter-of-credit fees and interest on advances paid by RCA as a reduction to equity investment in and loans to RCA. During the first nine months of 1995, RCA paid the Registrant approximately $300,000 in outstanding letter-of-credit fees and no interest on advances.
          The letter-of-credit expires June 23, 1996.

               The Registrant entered into an agreement in June 1993 with the other general partner in RCA. This agreement provides the Registrant with the flexibility to borrow funds from the other general partner to limit its future cash obligations to RCA. Under this funding arrangement, all amounts advanced, related fees and accrued interest are non-recourse to the Registrant. This agreement does not reduce the level of the Registrant's general and limited partnership interests in RCA. Interest accrues on the unpaid portion of both the principal amount advanced and related fees at the Bank of America prime rate plus 2%. Amounts advanced under this funding arrangement, plus related fees and accrued interest, are required to be repaid from future cash distributed by RCA to the Registrant, if any. The total amount outstanding under this funding arrangement as of September 30, 1995 was $2,589,151.

               Summary financial statement data for RCA is as follows (in thousands):

                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                       1995    1994        1995       1994
             Registrant's share of
             contributions to
             RCA, net              $    62   $    60   $   377   $   511

             Income (loss) from
             operations:
               Revenue             $ 5,105   $ 4,893    $15,358  $14,939
               Expenses:
               Operating and
                 lease expenses      3,407     1,190      9,630     7,265
               Financing             4,218     4,610     14,036   12,019
               Depreciation and
                 amortization        1,608     1,052      3,558    3,121
                                     9,233     6,852     27,224   22,405
            Net loss               ($4,128)  ($1,959)  ($11,866) ($7,466)

            Registrant's share of
            net loss of RCA          ($941)    ($447)  ($2,708)  ($1,704)

               As of the date of this report, the Managing
          General Partner of RCA had not completed the financial accounting for RCA Partnership. As a result, the Registrant has recorded an estimate of revenue and expenses for the first nine months of 1995 based upon actual operating revenue and expenses for January through August 1995. The Registrant has conferred with the Managing General Partner of RCA and considers the projection a reasonable estimate, however, actual results will differ from this projection.

          3. Per Share Data - Per share data is based on the weighted average number of the Registrant's common shares and common share equivalents. Outstanding warrants and stock options enter into the common shares outstanding using the Treasury Stock Method. The number of common share and common share equivalents used in the earnings per share calculations are as follows:

          As of September 30,            1995        1994

          Primary                       4,075,372 4,113,823
          Fully diluted                 4,075,372 4,240,848

          4. Debt

             Debt Secured by Mortgages on Real Estate From
          Primary Lender - In December 1993, the Registrant completed a restructuring of its non-revolving line-of-credit, letter-of-credit, unsecured bonds, and certain mortgages with its primary lender. Statement of Financial Accounting Standards No. 15 requires the
          Registrant to account for future interest resulting from this transaction using an imputed interest rate versus the stated rates on the debt from the primary lender.
          In addition, the primary lender's cancellation of debt of $4 million, at the time of the restructuring, is not recognized for financial reporting purposes. The imputed interest rate as of September 30, 1995, was approximately 4.5%. As a result, the amount of interest recorded for financial reporting purposes is lower than the stated interest on the face amount of the debt by approximately $264,000 for the first nine months of 1995. The face amount of the debt with the primary lender as of September 30, 1995 and 1994 was $17,184,000 and $46,116,000, respectively.

          As a result of the refinancing of the Walnut Creek Executive Park ("WCEP") mortgage, discussed below, the Registrant achieved the level of debt repayments necessary to cancel 650,000 warrants issued to the primary lender in December 1993, leaving one million exercisable warrants outstanding. However, in June 1995, the Registrant entered into a letter agreement with its primary lender that allows the 650,000 warrants to remain outstanding until the balance of the November 1994 construction loan is repaid in full in exchange for the primary lender receiving lower release prices on the June 1995 WCEP refinancing and the sale of the Walnut Creek parcel of land. During the third quarter of 1995, the remaining outstanding balance on the construction loan was repaid in full and the 650,000 warrants were canceled as of September 30, 1995.

          Other Mortgages on Real Estate - In June 1995, the
          Registrant completed the refinancing of $20,000,000 of debt related to WCEP. This debt was due in the fourth quarter of 1997. The new loan carries a 7.85% annual interest rate until maturity with fixed monthly amortization payments of approximately $162,000. The loan is amortized over 20 years and is due July 1, 2005.
          The new loan has a prepayment penalty and is non-recourse to the Registrant. In addition, the new loan requires the Registrant to fund a reserve for future tenant improvements of $9,314 per month in the first twenty four months of the loan, and increasing to $17,647 per month in month 25 through 68 of the loan.
          These funds are included as cash reserved for capital improvements on the Registrant's Consolidated Balance
          Sheet. As a result of this refinancing, the Registrant has written off the unamortized portion of the loan fees associated with the debt that was retired, which amounted to $233,000 and is recorded as an extraordinary item.

          5. Subsequent Event - On October 18, 1995, the Registrant entered into an agreement with an unrelated third party to sell the Radisson Suite Hotel in Tucson, Arizona for $21.3 million. In accordance with the agreement, the buyer has up to sixty days to complete certain due diligence, and as a result, the Registrant can make no assurances that the sale will be completed. The following summarizes the land, fixed assets, and other deferred costs of the hotel which are included in the Registrant's Consolidated Balance Sheet as of September 30, 1995.

          Land                                 $ 3,584,000
          Building                              12,636,000
          Furniture, fixtures and equipment      7,767,000
                                               $23,987,000
          Accumulated depreciation and
          amortization                         (10,199,000)
                                                13,788,000
          Other deferred costs                     563,000
                                               $14,351,000

           ITEM 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations

          Liquidity and Capital Resources

                              The bulk of the Registrant's resources are committed to relatively non-liquid real estate assets.
          Traditionally, these assets, due to their value and cash flow, provided the Registrant with an ability to generate capital as required, both internally and externally, through asset-based financings. In addition, since 1992, assets or portions thereof were sold to provide further liquidity.

                              The Registrant has taken several aggressive actions to generate and conserve cash, and continues to review and analyze additional potential actions. At the same time, the Registrant is seeking to retain value and identify future opportunities for investment. At
          September 30, 1995, the Registrant has $212,000 in restricted cash, investment and hotel properties with a net book value of $56.2 million, total fixed and variable mortgage debt with a book value of $59.2 million and a stockholders' deficit of $8.4 million.
          Accordingly, given the Registrant's desire to increase its liquidity, the Registrant has actively pursued potential sales of selected real estate assets in the past, has restructured and refinanced its mortgage debt, and has entered into an agreement with the other general partner of RCA to limit the Registrant's cash obligations to RCA. The Registrant continues to evaluate alternatives to improve its liquidity through debt refinancings and the sale of properties which do not fit within its long term strategy. Funds raised in the preceding fashion would be used for such things as tenant improvements and other capital requirements, certain mandatory debt reductions, and possible new investments.


                              In June 1995, the Registrant completed a refinancing of the Walnut Creek Executive Park which fixed $20,000,000 in mortgage debt at a 7.85% annual interest rate. This refinancing extended the maturity date of this debt from the fourth quarter of 1997 through July 2005.

                              In June 1995, the Registrant completed the sale of a parcel of land in Walnut Creek, California which repaid $400,000 in mortgage debt, as previously discussed.

                              At September 30, 1995, the Registrant has the following debt outstanding:

           Fixed rate, nonrecourse mortgage notes with a face value of $32.1 million and a quarter end weighted average stated interest rate of 8.7% per annum.

           Variable rate mortgage notes with a face value of $26.7 million and a quarter end weighted average interest rate of 7.7% per annum. The variable rate notes provide for certain guarantees and recourse provisions applicable to the Registrant.

          Nonrecourse loans from the other general partner in RCA in the principal amount of $2.6 million, interest at prime plus 2% (10.75% at September 30, 1995), with principal and interest payable from future cash distributions to the Registrant by RCA, if any.
            Scheduled principal maturities on the above described debt over the next twelve months ending September 30, 1996 amount to approximately $1.5 million. As discussed in Note 4 of the accompanying financial statements, the Registrant is also obligated to fund a reserve for tenant improvements in connection with one of its debt agreements. Scheduled funding under such agreement over the twelve months ending September 30, 1996 amounts to approximately $112,000.

               Additionally, the Registrant is contingently liable under a bank letter-of-credit posted on behalf of RCA in the amount of $4.5 million. The letter-of-credit is undrawn at September 30, 1995 and matures on June 23, 1996. One of the Registrant's properties is pledged as collateral for the letter-of-credit.

            As co-general partner in RCA, the Registrant has provided certain guarantees on RCA's debt.

            Except as described above, at September 30, 1995, the Registrant has no contractual commitments for any material capital expenditures over the next twelve months or beyond that are not expected to be funded from the $212,000 in cash reserved for capital improvements or future cash flow generated by operating activities. Ongoing repair and maintenance expenditures are expected to be funded from cash flow generated by operating activities. Future tenant improvements and leasing commissions will be funded, in part, from the reserve described above, cash flow generated by operating activities and funds generated from future debt refinancings or property sales, if any.

           As previously discussed, the Registrant has entered into a purchase agreement with an unrelated third party to sell its Radisson Suite Hotel in Tucson, Arizona. Due to the hotel's low tax basis, the Registrant is evaluating whether or not to complete a tax deferred exchange. If the Registrant does not complete a tax deferred exchange, there will be excess cash proceeds after payment of taxes, debt and cost of the sale which will be used for future capital improvements, leasing costs and possible acquisitions. In addition, the Registrant has two loan applications in process to refinance its San Jose office building and the industrial building in Tucson which will provide excess debt proceeds to the Registrant, and reduce and fix the mortgage interest rate at these properties, respectively. The excess debt proceeds will be used to provide reserves for future capital improvements and leasing costs anticipated in the fourth quarter of 1995 and throughout 1996. The Registrant can make no assurances that the sale of the hotel or refinancings will be completed.

             On October 1, 1995 a mandatory principal payment of $250,000 was due to Citicorp Real Estate, Inc.(CREI) which payment was not made. The face amount of CREI's debt as of September 30, 1995 was $17.2 million and is cross-collateralized by the Registrant's hotel property and an industrial building in Tucson, Arizona, and an office building in Weston, Florida . Under the terms of the loan agreement with CREI, the Registrant's non-payment of this October 1, 1995 mandatory principal payment of $250,000 does not constitute an "Event of Default" if, during the existing calender quarter and prior three (3) calender quarters, the Registrant has made payments to CREI under the terms of the loan equal to at least one million dollars. Therefore, the Registrant has until December 31, 1995 to make this mandatory principal payment of $250,000, since the Registrant has made principal payments of $750,000 during the prior three quarters. The Registrant anticipates that it will be able to make the $250,000 principal payment that was due October 1, 1995 by December 31, 1995, however, its ability to do so depends upon the receipt by the Registrant of certain tax refunds, or the completion of certain property refinancings or the sale of the hotel, as previously described.

             The Registrant experienced more stabilized operating results in 1994, and expects this trend to continue in 1995 since certain unprofitable properties disposed of in 1992 and 1993 will no longer affect operating results. In addition, the completion of certain leasing transactions during the second and third quarters of 1994 has substantially reduced the level of vacancy in the Registrant's portfolio; however, the Registrant is continuing to aggressively pursue new leases on currently available space and successfully renewing existing leases as they expire.

          Material Changes in Results of Operations

           Investment Properties - During the first nine months of 1995, the income from investment properties was $612,000 compared to a loss of $112,000 during the first nine months of 1994. During the third quarter of 1995 loss from investment properties was $144,000 compared to a loss of $240,000 during the third quarter of 1994.
          The increase in income from investment properties for the first nine months of 1995 compared to 1994 is primarily attributable to increased occupancy in the Registrant's portfolio and operating expenses remaining relatively flat. Interest expense decreased during the first nine months of 1994 from $2,593,000 to $2,457,000 during the first nine months of 1995 as a result of the Registrant's 1993 debt restructuring which was offset by an increase in interest rates on the Registrant's floating rate mortgage debt. Depreciation and amortization expense increased as a result of commencing depreciation of expenditures capitalized during 1994 and early 1995 relating to the Registrant's leasing activities and capital improvement projects.

            Hotel Property - The hotel property income was $887,000 in the first nine months of 1995 compared to $792,000 in the first nine months of 1994. For the three months ended September 30, 1995, the hotel property loss was $205,000 compared to a loss of $314,000 for the three months ended September 30, 1994. The increase in income for the first nine months of 1995 compared to 1994 was the result of a decrease in operating expenses and interest expense. Interest expense decreased during the first nine months of 1994 from $604,000 to $516,000 for the first nine months of 1995, primarily as a result of the effects of the decrease in the effective interest rate in connection with the Registrant's debt restructuring with its primary lender in December 1993 which was offset by increased borrowing in connection with the hotel's refurbishment and higher interest rates during the first nine months of 1995. Depreciation expense increased in the first nine months of 1995 compared to 1994 as a result of commencing depreciation on the capital improvements completed in late 1994.

             Equity in Partnership Income - Golden Gateway Center
          (GGC) - In October 1994, the GGC Partnership completed a redemption of the Registrant's remaining 29.5% partnership interest.

            Equity in Partnership Loss - Rincon Center Associates
          (RCA) - The net loss for Rincon Center increased from $7,466,000 in the first nine months of 1994 to $11,866,000 in the first nine months of 1995. The increase in the loss is primarily the result of an increase in operating expenses and interest rates on the project's floating rate debt. The net loss for RCA during the third quarter of 1995 and 1994 was $4,128,000 and $1,959,000, respectively. The Registrant's equity share of the RCA loss amounted to $2,708,000 and $1,704,000 during the first nine months of 1995 and 1994, respectively. The Registrant's equity share of the RCA loss amounted to $941,000 and $447,000 in the third quarter of 1995 and 1994, respectively.

             General and Administrative Expenses - General and administrative expenses in the first nine months of 1995 amounted to $1,045,000 compared to $992,000 for the first nine months of 1994. General and administrative expenses for the third quarter of 1995 and 1994 were $387,000 and $336,000, respectively. The increase is primarily attributable to an increase in Directors and Officers liability insurance premiums, compensation and other professional service fees.

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

            Interest and Fee Expense for Debt Related to Equity Investment in RCA - During the first nine months of 1995 and 1994, the Registrant incurred $222,000 and $161,000, respectively, in interest and fee expense related to the funding arrangement with the other general partner on Rincon Center, as previously discussed. During the third quarters of 1995 and 1994, the Registrant incurred approximately $99,000 and $50,000, respectively, in interest and fee expense relating to the RCA funding arrangement. The respective increases are due to the increase in outstanding debt related thereto and an increase in interest rates.

             Interest Income - During the first nine months 1995 and 1994 interest income was $29,000 and $177,000, respectively. Interest income was $14,000 and $18,000 during the third quarter of 1995 and 1994, respectively. A significant portion of the interest income in the first nine months of 1994 is attributable to a payment by RCA for a portion of the interest outstanding on partnership advances to RCA. Since December 1994, the Registrant has recorded interest received on its advances to RCA as a reduction to equity investment in and loans to RCA.


           Other Income - Other income was $430,000, and $42,000 during the first nine months and third quarter of 1994,
          respectively.   In the first nine months of 1994 other
          income includes primarily a payment by RCA to the Registrant for a portion of the fees due its general partners for posting a letter-of-credit. Since December 1994, the Registrant has recorded letter-of-credit fees received from RCA as a reduction to equity investment in and loans to RCA.

                Gain on Sale of Real Estate Asset - In June 1995, the Registrant completed the sale of a parcel of land in Walnut Creek, California to an unrelated third party.
          In connection with this property disposition, the Registrant realized a gain of $177,000.
          In July 1994, the Registrant completed the sale of a separately parceled building at Walnut Creek Executive Park to an unrelated third party. In connection with this building sale, the Registrant realized a gain of $661,000.

           Extraordinary Write-off of Unamortized Loan Fees from Debt Refinancings - In June 1995, the Registrant completed the refinancing of the mortgage debt at Walnut Creek Executive Park. As a result, the Registrant had written-off the unamortized portion of the loan fees associated with the debt that was retired.

            Income Tax Benefit (Provision) - A tax benefit is recorded in connection with the net loss for the three and nine months ended September 30, 1995 in accordance with Statement of Financial Accounting Standards No.
          109. In the first nine months of 1994, the Registrant recorded a provision for income taxes of $10,000 which primarily represents state franchise tax fees.

          ITEM 5.  Other Information

           On October 26, 1995, the Registrant filed Form 10-Q/A (Amendment No.1) to the Form 10-Q for the quarterly period ended June 30, 1995. The Form 10-Q for the quarterly period ended June 30, 1995 was amended to include a sentence regarding the extension of the expiration date of the $4.5 million letter-of-credit posted in favor of Rincon Center from June 23, 1995 to December 23, 1995. In addition, a typographical error in Note 4 to the Registrant's Consolidated Financial Statements was corrected which only appeared in the Securities and Exchange Commission's electronically filed copy.

ITEM 6.  Exhibits and Reports on Form 8-K

   On October 26, 1995, the Registrant filed Form 8-K/A
(Amendment No.1) to the Form 8-K filed October 28, 1994.
The Form 8-K dated October 28, 1994 was amended to include certain pro forma financial information as required by Item 7(b) of Form 8-K.











                                                        SIGNATURES


          Pursuant to the requirements of the Securities Exchange
          Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            PACIFIC GATEWAY PROPERTIES, INC.
                                    Registrant



          Date: November 13, 1995

                                    Roger D. Snell
                                    President and Chief
          Executive Officer



          Date: November 13, 1995

                                    Raymond V. Marino
                                    Vice President and Chief
          Financial Officer