Form 10-K405
period 1995-12-31
PACIFIC GATEWAY PROPERTIES INC
filed 1996-04-01
CIK 743443

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE

    ACT OF 1934
                     For the fiscal year ended December 31, 1995

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to

                            Commission File Number 1-8692

                           PACIFIC GATEWAY PROPERTIES, INC.
         (Exact name of Registrant as specified in its charter)

               NEW YORK                     04-2816560
    (State or other jurisdiction of       (IRS Employer
    incorporation or organization )     Identification No.)

          ONE RINCON CENTER
    101 SPEAR STREET, SUITE 215
     SAN FRANCISCO, CALIFORNIA                 94105
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (415) 543-8600

            SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                       NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS            ON WHICH REGISTERED
         -------------------            -------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405) of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

    State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 1996: Common Stock, Par Value $1.00-- $10,461,352.

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 15, 1996: Common Stock, Par Value $1.00
- --3,892,596 shares.

                          DOCUMENT INCORPORATED BY REFERENCE
    Portions of the definitive Proxy Statement dated April 30, 1996, are incorporated by reference into Part III.

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

    The Registrant holds interests in income producing real estate. As of December 31, 1995 the Registrant's portfolio of operating properties consists of economic interests in the following:

         (i) Walnut Creek Executive Park, Walnut Creek, California--a 418,000 square foot office park consisting of twelve low-rise (one- to three-story) office buildings --100% owned;

         (ii) South Bay Office Tower, San Jose, California--a 164,000 square foot, twelve-story office building--100% owned;

         (iii) Radisson Suite Hotel, Tucson, Arizona--a 306 suite hotel--100% owned;

         (iv) North Tucson Business Center, Tucson, Arizona--a one-story, 91,000 square foot office/industrial building--100% owned;

         (v) Village Commons Shopping Center, West Palm Beach, Florida--a 170,000 square foot shopping center--100% owned;

         (vi) 1200 Weston Road, Weston (Fort Lauderdale), Florida--a three-story, 15,000 square foot office building--100% owned;

         (vii) 410 First Avenue, Needham, Massachusetts--a single-story office/industrial building totaling 38,000 square feet located in a suburb of Boston--100% owned; and

         (viii) Rincon Center, San Francisco, California--a mixed-use (retail, office, apartment) complex in downtown San Francisco. The two phase project contains 78,000 square feet of retail space, 423,000 square feet of office space, 320 apartment units and 720 parking spaces. The Registrant owns 22.8% in general (non-managing) and limited partnership interests in the partnership that owns Rincon Center.

                               MANAGEMENT OF PROPERTIES

    The Radisson Suite Hotel has its own management organization in place which is supervised by the Registrant. The Registrant manages the remaining operating properties directly or through third party management companies. The Registrant also provides leasing, construction and/or property management services to Rincon Center and other third party owned properties.

                      PROPERTY OWNED IN PARTNERSHIP WITH OTHERS

    A significant portion of the Registrant's portfolio consists of its general (non-managing) and limited partnership interests in Rincon Center Associates, a California Limited Partnership (RCA). RCA owns Rincon Center. Since the Registrant is not the managing general partner of RCA, operating and other decisions with respect to Rincon are generally controlled by the managing general partner, an entity that is unrelated to the Registrant; therefore, the Registrant has less flexibility with respect to such asset, than if it owned it outright.

                              BUSINESS PLAN AND POLICIES

    The Registrant's overall business plan has been to assemble a substantial portfolio of income producing properties. The Registrant historically focused its property acquisitions in four markets: Northern California, Arizona, Florida and Massachusetts. The Registrant has invested in mixed-use projects, office buildings, apartments, industrial buildings, a shopping center and a hotel. The Registrant's long-term objectives continue to be maximizing net cash flow from operations and achieving growth through appreciation of asset values. The current strategic plan of the Registrant is to focus on real estate investments on the West Coast with a specific emphasis on the San Francisco Bay Area. The current investment emphasis will be in commercial properties which require aggressive management and leasing in order to maximize their potential. This strategy is influenced by the following factors: (1) the Registrant's current property portfolio is concentrated on the West Coast; and (2) the Registrant believes that geographic concentration will influence operational efficiencies, as well as new property investment and third party property management service opportunities.

    During 1995, the Registrant examined each asset in its portfolio, focusing on each property's current cash flow, anticipated cash requirements, the economics of its local marketplace, as well as the asset's position in that market and the potential for sale, refinancing, and return on additional investment. In conjunction with the above described process, the Registrant has also determined it appropriate to offer for sale certain assets to reduce its involvement in certain markets, create liquidity and advance the geographic and property type concentration and efficiency of the Registrant's operations. In 1995, the Registrant sold a parcel of land in Walnut Creek, California. As of December 31, 1995, the Registrant was in escrow to sell its hotel property in Arizona, and in negotiations to sell its shopping center property in Florida, as more fully described in the pages that follow. In 1994, the Registrant sold a day care center building in Walnut Creek, California, and agreed to a redemption of the Registrant's 29.5% general partnership interest in Golden Gateway Center.

    The Registrant will continue to make use of borrowed money or leveraging, as is customary with the types of properties it intends to own. The amount of mortgage debt supported by each project depends on, among other factors, its cash flow available to service such debt. In June 1995, the Registrant completed the refinancing of $20 million of mortgage debt on Walnut Creek Executive Park with the existing lender, and in December 1994, the Registrant completed the refinancing of approximately $6.5 million of mortgage debt on South Bay Office Tower with the existing lender. These refinancings are more fully discussed in the pages that follow.

    In addition, the Registrant is evaluating other possible alternatives to increase stockholder value, including but not limited to a possible sale or merger of the Registrant.

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

                                      EMPLOYEES

    As of December 31, 1995, the Registrant had 117 full-time and 5 part-time employees, compared to 168 full-time and 28 part-time employees as of December 31, 1994.

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

                                  PROPERTY INSURANCE

    The Registrant believes that all of the wholly owned properties and properties owned in partnership with others are adequately covered by insurance. The Registrant's Walnut Creek and San Jose properties, and Rincon Center Phase Two, do not maintain earthquake insurance.

                                       TENANTS

    There are no individual tenants in any of the Registrant's wholly owned properties that contribute 10% or more to consolidated revenues, except for AirTouch Communications, Inc. (a tenant at Walnut Creek Executive Park), the loss of which would have a material adverse affect on the Registrant taken as a whole. Netcom On-Line Communications Services, Inc., a tenant at South Bay Office Tower, occupies approximately 29% of that building, and does not contribute 10% or more to the Registrant's consolidated revenues. Generally, lease terms range from one to five years. Leases of approximately 84,000 square feet of rental space, excluding Village Commons Shopping Center in Florida, or approximately 12% of the leases in the Registrant's investment portfolio as of December 31, 1995, will expire in 1996.

ITEM 2. PROPERTIES

    As of December 31, 1995, the Registrant had an economic interest in a total of eight operating properties.

    Information regarding encumbrances on the Registrant's properties is incorporated herein by reference to Item 14, Schedule III, Real Estate and Accumulated Depreciation as of December 31, 1995.

    The following table sets forth detailed information regarding the Registrant's properties which were owned as of December 31, 1995:



PROPERTY         GENERAL                                  # OF UNITS AND/OR         # OF TENANTS AND/OR  OWNED       % REGISTRANT
NAME             DESCRIPTION            LOCATION          LEASABLE SQ. FT.          OCCUPANCY %          BY          OWNERSHIP
- ----             -----------            --------          ----------------          -----------          --          ---------
Walnut Creek     11 two story wood      Walnut Creek,     418,000 sq.ft. set on 27  59 tenants;          Registrant  100%
Executive Park   framed garden office   California        acres with parking for    87% occupancy
                 buildings, and one                       over 1,720 cars
                 three story
                 structural steel
                 frame office building


South Bay        Twelve story office    San Jose,         164,000 sq.ft. and        41 tenants;          Registrant  100%
Office Tower     building               California        two levels of             99% occupancy
                                                          subterranean parking


Radisson Suite   Hotel operated under   Tucson, Arizona   306 suites                1995 average         Registrant  100%
Hotel            a license agreement                                                occupancy was 78%;
                 with Radisson Hotels                                               average daily rate
                 International - 7                                                  was $76.
                 connected mid-rise
                 buildings


North Tucson     Single story office/   Tucson, Arizona   91,000 sq. ft.            2 tenants;           Registrant  100%
Business Center  industrial building                                                100% occupancy



PROPERTY         GENERAL                                  # OF UNITS AND/OR         # OF TENANTS AND/OR    OWNED       % REGISTRANT
NAME             DESCRIPTION            LOCATION          LEASABLE SQ. FT.          OCCUPANCY %             BY           OWNERSHIP
- ----             -----------            --------          ----------------          -------------------     --          -----------
Village Commons  Community shopping     West Palm Beach,  170,000 sq. ft.           52 tenants;          Registrant        100%
Shopping Center  center                 Florida                                     93% occupancy


1200 Weston Road 3 story office         Fort Lauderdale,  15,000 sq. ft.            2 tenants;           Registrant        100%
                 building               Florida                                     100% occupancy


410 First Avenue Single tenant office/  Needham,          38,000 sq. ft.            1 Tenant             Registrant        100%
                 industrial building    Massachusetts                               100% Leased  (1)

Rincon Center    Major mixed use        San Francisco,    320 Apartments;           Apartments-99%       RCA               22.8%
                 project in the San     California        78,000 sq. ft. of         occup. 31 tenants;
                 Francisco Financial                      retail space;             Retail  Space - 86%
                 District                                 423,000 sq. ft. of        occup. Office Space
                                                          office space;             - 9 tenants; 100%
                                                          2 level garage with       occupancy
                                                          parking for 720
                                                          automobiles


(1) - A lease was signed in December 1995 with a tenant who will occupy 100% of the space in this building beginning March 1, 1996.

OTHER MATTERS RELATING TO PROPERTIES

                           VILLAGE COMMONS SHOPPING CENTER

    In March 1996, the Registrant entered into a contract to sell the Village Commons Shopping Center, located in West Palm Beach, Florida, to an unrelated third party for $19,300,000. In connection with this property disposition, the Registrant will realize a gain for financial reporting purposes of approximately $10,972,000. The pre-tax net cash proceeds, after estimated repayment of $15,225,000 of mortgage debt and other costs of the sale, will amount to approximately $3,875,000.

    The following summarizes the land, fixed assets, and other deferred costs of the shopping center which are included in the Registrant's Consolidated Balance Sheet as of December 31, 1995:


         Land                                                        $6,105,000
         Building                                                     2,033,000
         Furniture, fixtures and equipment                              458,000
                                                                     ----------
              Subtotal investment                                     8,596,000
         Accumulated depreciation and amortization                     (696,000)
                                                                     ----------
              Investment, net                                         7,900,000
         Other deferred costs, net                                      273,000
                                                                     ----------
         Total investment and deferred costs - net                   $8,173,000
                                                                     ----------
                                                                     ----------


                  WALNUT CREEK EXECUTIVE PARK SALE OF PARCEL OF LAND

    In June 1995, the Registrant completed the sale of a parcel of land in Walnut Creek, California, to an unrelated third party. In connection with this property disposition, the Registrant realized a gain of $177,000. The net cash proceeds, after repayment of $400,000 of mortgage debt and other costs of the sale, amounted to approximately $106,000.

                       WALNUT CREEK EXECUTIVE PARK REFINANCING

    In June 1995, the Registrant completed the refinancing of $20 million of debt related to Walnut Creek Executive Park. The new loan carries a 7.85% annual interest rate until maturity with fixed monthly amortization payments of approximately $162,000. The loan is amortized over 20 years and is due July 1, 2005. The new loan has a prepayment penalty and is non-recourse to the Registrant.

                          SOUTH BAY OFFICE TOWER REFINANCING

    In December 1994, the Registrant completed the refinancing of South Bay Office Tower with its existing lender for $6.5 million. The new loan bears interest at 11% through December 1995 and 12% thereafter. The loan requires fixed monthly payments of $68,000 with the balance due December 1997. This new loan may be prepaid at any time without penalty and is non-recourse to the Registrant. The Registrant is presently attempting to refinance this loan at a lower interest rate.

                     RADISSON SUITE HOTEL REFURBISHMENT AND SALE

    The hotel is operated by employees of a corporate entity owned by the Registrant under a license agreement with Radisson Hotels International, a part of The Carlson Hospitality Group, Inc. In December 1995, the Registrant agreed to terms with an unrelated third party buyer to sell the hotel for $21,300,000. Under the terms of the sale agreement the Registrant exercised its option to extend the close of escrow until as late as December 1996. The Registrant has the right to close the escrow within 90 days after delivering a written notice to the buyers, during the extended close of escrow period. During the extended close of escrow period, the Registrant will review potential acquisitions of one or more properties in order to reinvest all or a portion of the proceeds from the sale of the hotel. The Registrant anticipates closing the sale in 1996 and realizing a gain of approximately $5,968,000. The pre-tax net cash proceeds, after repayment of $13,750,000 of mortgage debt (assuming completion of the refinancing of North Tucson Business Center discussed on the pages that follow) and other costs of the sale, will amount to approximately $6,584,000.

    The following summarizes the land, fixed assets, and other deferred costs of the hotel which are included in the Registrant's Consolidated Balance Sheet as of December 31, 1995:


         Land                                                        $3,584,000
         Building                                                    12,645,000
         Furniture, fixtures and equipment                            6,181,000
                                                                    -----------
              Subtotal Investment                                    22,410,000
         Accumulated depreciation and amortization                   (8,080,000)
                                                                    -----------
              Investment, net                                        14,330,000
         Other deferred costs, net                                       36,000
                                                                    -----------
              Total investment & deferred costs, net                $14,366,000
                                                                    -----------
                                                                    -----------


              NORTH TUCSON BUSINESS CENTER (NTBC) REFINANCING IN PROCESS

    Presently, NTBC is included in a pool of collateral for a single mortgage loan. The other properties in the collateral pool include the Registrant's Radisson Hotel in Arizona and Weston Road office building in Florida. The Registrant is presently attempting to refinance this property with a different lender, so that the amount of debt allocated to the other two assets in the collateral pool is reduced. If the Registrant is successful in completing a refinancing of the NTBC, this will increase the Registrant's ability to complete a tax deferred exchange on the sale of the Radisson Hotel, since the debt to sales price ratio will be at a level that will increase the Registrant's ability to obtain new financing in a possible exchange transaction involving the hotel.

                         MOUNTAIN BAY PLAZA (MBP) SETTLEMENT

    In December 1993, the mortgage loan matured on MBP and the lender was not willing to extend the loan. In March 1995, the Registrant and MBP's lender signed a Settlement Agreement and Mutual Release (the "Agreement"). The Agreement provides for a release of all claims and counterclaims by and between the Registrant and MBP's lender thus allowing the lender to complete its foreclosure on MBP. The Registrant recorded the effective foreclosure in 1994.

                        410 FIRST AVENUE PLEDGED AS COLLATERAL

    In 1986, this property was pledged as collateral to secure a $6.25 million letter-of-credit in favor of RCA's lender. In July 1993, RCA completed refinancing on Phases One and Two and the letter-of-credit was reduced to $4.5 million, with $3.65 million allocated to Rincon Center and $850,000 allocated to the Registrant's mortgage debt cross collateralized by three of its wholly owned properties with the same lender.

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

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

      On March 15, 1996, there were approximately 3,000 holders of record of the Registrant's Common Stock. The Registrant's Common Stock is traded on the American Stock Exchange under the symbol "PGP".

      The table below sets forth, for the indicated periods, the high and low prices per share of the Registrant's Common Stock as reported on the American Stock Exchange Consolidated Reporting System.


                                              HIGH                LOW
1996
              First Quarter (through
              March 15, 1996)               $3 7/16             $2 5/8

1995
              First Quarter                  4 1/4               3 1/8
              Second Quarter                 4 3/16              3 1/8
              Third Quarter                  3 9/16              2 7/8
              Fourth Quarter                 2 15/16             2 7/16

1994
              First Quarter                  4                   3 3/8
              Second Quarter                 3 7/8               3 1/16
              Third Quarter                  4 5/8               3 3/8
              Fourth Quarter                 4 1/4               2 7/8


      During the third quarter of 1990, the Registrant's Board of Directors determined to suspend dividend payments until operating cash flows can again support such payments. The Registrant has not paid dividends since the third quarter of 1990 and will continue to periodically review its ability to resume dividends as is practical. The Registrant has also agreed with its primary lender to restrict the payment of dividends until that lender is repaid in full, as more fully discussed in the Registrant's Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA. The selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes in Item 14. The selected financial data is not covered by the reports of the independent public accountants. (In thousands, except per share data)

                                                             AS OF DECEMBER 31,
- -----------------------------------------------------------------------------------------------------------------------------------
                                            1995               1994                 1993                1992                1991
                                            ----               ----                 ----                ----                ----

FINANCIAL POSITION
Investment and hotel
   properties, net                       $33,572            $58,359             $ 75,786            $ 79,470            $105,426
Properties held for sale                  22,230                 --                  --                  --                 --
Equity investment
   and loans to RCA                          --               4,020                6,491               7,272               8,542
Deferred tax asset                         6,831              6,845                   --                  --                  --
Other assets                               3,254              2,210                2,313               2,671              21,157
                                         -------            -------             --------           ---------            --------
Total assets                             $65,887            $71,434             $ 84,590           $  89,413            $135,125
                                         -------            -------             --------           ---------            --------
                                         -------            -------             --------           ---------            --------
Debt                                     $61,778            $63,099             $ 98,916           $ 107,732            $146,023
                                         -------            -------             --------           ---------            --------
                                         -------            -------             --------           ---------            --------

Deferred tax liability                   $10,514            $12,209             $     --           $      --            $    902
                                         -------            -------             --------           ---------            --------
                                         -------            -------             --------           ---------            --------

Excess of cash
   distributions
   received over
   equity in
   earnings
   of Golden
   Gateway Center                        $    --           $     --            $ 18,126           $  19,839            $ 19,795
                                         -------           --------            --------           ---------            --------
                                         -------           --------            --------           ---------            --------

Stockholders' deficit                    $(9,186)          $ (6,502)           $(35,321)          $ (41,795)           $(38,964)
                                         --------           -------            --------           ---------            --------
                                         --------           -------            --------           ---------            --------
Stockholders' deficit
   per share, primary                    $ (2.23)          $  (1.58)           $  (9.10)          $  (10.77)           $ (10.04)
                                         --------           --------           ---------          ---------            --------
                                         --------           --------           ---------          ---------            --------

Stockholders' deficit per share,
   fully diluted                         $ (2.23)          $  (1.55)           $  (9.05)          $  (10.77)           $ (10.04)
                                         --------          ---------           ---------          ----------           ---------
                                         --------           ---------           ---------          ----------           ---------


ITEM 6. SELECTED FINANCIAL DATA, (CONTINUED) - The selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes in Item 14. The selected financial data is not covered by the report of the independent public accountants. (In thousands, except per share data)


                                                       FOR THE YEAR ENDED DECEMBER 31,
- -----------------------------------------------------------------------------------------------------------------------------------

                                             1995               1994                1993                1992                1991
                                             ----               ----                ----                ----                ----

INCOME RESULTS

Revenue from investment properties       $ 12,200           $ 11,027            $ 14,193            $ 15,304            $ 19,304
                                         --------           --------            --------            --------            --------
                                         --------           --------            --------            --------            --------

Revenue from hotel property              $  7,009           $  7,357            $  7,837            $  6,725            $  6,447
                                         --------           --------            --------            --------            --------
                                         --------           --------            --------            --------            --------
Equity in partnership
   loss, net                             $ (4,090)          $ (1,298)           $ (1,719)           $ (2,749)           $ (2,210)
                                         --------           --------            --------            --------            --------
                                         --------           --------            --------            --------            --------
Provision for write down to
   estimated net realizable value        $   (540)          $ (1,000)           $ (1,000)                 --            $ (2,538)
                                         --------           --------            --------            --------            --------
                                         --------           --------            --------            --------            --------
Gain on sales of real estate
   assets                                $    177           $    664            $  1,045            $  2,807            $ 23,611
                                         --------           --------            --------            --------            --------
                                         --------           --------            --------            --------            --------
Gain (loss) on dissolution
   of partnership interests              $     --           $ 39,078            $  3,602            $ (2,031)                 --
                                         --------           --------            --------            --------            --------
                                         --------           --------            --------            --------            --------
Extraordinary items                      $   (233)          $   (325)           $  4,850                  --            $  2,967
                                         --------           --------            --------            --------            --------
                                         --------           --------            --------            --------            --------
Net income (loss)                        $ (2,729)          $ 28,817            $  4,583            $ (2,831)           $ 10,897
                                         --------           --------            --------            --------            --------
                                         --------           --------            --------            --------            --------
Income (loss) per share, primary:
Income (loss) before extraordinary items $  (0.60)          $   7.10            $  (0.07)           $  (0.73)           $   2.04
  Extraordinary items                       (0.06)             (0.08)               1.25                  --                0.77
                                         --------           --------            --------            --------            --------
                                         --------           --------            --------            --------            --------
Net income (loss), primary               $  (0.66)          $   7.02            $   1.18            $  (0.73)           $   2.81
                                         --------           --------            --------            --------            --------
                                         --------           --------            --------            --------            --------

Number of common shares and share
   equivalents outstanding, primary         4,124              4,106               3,881               3,879               3,879
                                         --------           --------            --------            --------            --------
                                         --------           --------            --------            --------            --------
Income (loss) per share, fully diluted:
Income (loss) before extraordinary items $  (0.60)          $   6.96            $  (0.07)           $  (0.73)           $   2.04
Extraordinary items                         (0.06)             (0.08)               1.24                  --                  77
                                         --------           --------            --------            --------            ---------
                                         --------           --------            --------            --------            ---------
Net income (loss), fully diluted           $(0.66)          $   6.88            $   1.17            $  (0.73)           $   2.81

                                         --------           --------            --------            --------            ---------
                                         --------           --------            --------            --------            ---------

Number of common shares and share
   equivalents outstanding, fully
   diluted                                  4,124              4,187               3,904               3,879                3,879
                                         --------           --------            --------            --------            ---------
                                         --------           --------            --------            --------            ---------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         CAPITAL IMPROVEMENTS, TENANT IMPROVEMENTS AND OTHER DEFERRED COSTS -- In 1995, there were additions to investment and hotel properties amounting to approximately $2,768,000 for tenant improvements, capital improvements and other deferred costs which includes leasing commissions and loan fees. The Registrant anticipates that such costs will amount to approximately $1,900,000 in 1996.

         FINANCING -- A total of approximately $23 million of debt was repaid in 1995 as a result of a debt refinancing, the sale of a parcel of land and scheduled debt amortization, as more fully discussed in the Registrant's Consolidated Financial Statements. The Registrant completed one refinancing in 1995 related to its mortgage debt at Walnut Creek Executive Park in the amount of $20 million.

         At December 31, 1995, the face amount of the floating rate mortgage debt totaled approximately $26.6 million, bearing interest at a weighted average rate of 7.72%. The face amount of the fixed rate mortgage debt totaled approximately $32.2 million bearing interest at a weighted average rate of 8.69%. The book value of the Registrant's debt differs from the face value as more fully described in the Registrant's Consolidated Financial Statements. All floating rate mortgage debt will be repaid upon the sale of the shopping center in Florida and hotel in Arizona, as previously discussed.

NET INCOME (LOSS)

         INVESTMENT PROPERTIES -- During 1995, the income from investment properties was $747,000 compared to $385,000 during 1994. The increase in income from investment properties for 1995 compared to 1994 is primarily attributable to increased occupancy in the Registrant's portfolio. Rental payments were received for the full year of 1995 for certain leases which were signed in mid-1994 and commenced in the fourth quarter of 1994. In addition, in 1995, the Registrant received a property tax refund for a previous year of approximately $120,000 related to Mountain Bay Plaza. Interest expense was constant between 1994 and 1995. Depreciation and amortization expense increased as a result of commencing depreciation on expenditures capitalized during 1994 and early 1995 relating to the Registrant's leasing activities and capital improvement projects.

         During 1994, the income from investment properties was $385,000 compared to a loss of $1,165,000 during 1993. Property dispositions in 1993 and 1994 account for approximately $3,343,000 of the net $3,166,000 reduction in rental revenues and approximately $1,728,000 of the net $1,624,000 reduction in operating expenses, respectively. For the remaining balance of investment properties, there was an increase in rental revenue of approximately $177,000 and an increase in operating expenses of approximately $104,000 from 1993 to 1994. This increase in rental revenue in 1994 is primarily a result of rental payments commencing in the fourth quarter for a portion of the new leases signed in mid-1994. The increase in operating expenses is primarily attributable to increases in certain operating expenses. Interest expense decreased from $5,463,000 in 1993 to $3,356,000 in 1994 as a result of the Registrant's 1993 debt restructuring with its primary lender in December 1993 which was offset by rising interest rates during 1994 on its floating rate mortgage debt.

         HOTEL PROPERTY -- The hotel property income was $1,158,000 in 1995 compared to $827,000 in 1994. The increase in income in 1995 compared to 1994 was the result of an increase in the average daily rate and lower interest expense. The reduction in hotel operating expenses is primarily the result of the lease of the hotel's food and beverage operation to an unrelated third party restaurant operator. Interest expense decreased from $779,000 to $491,000 in 1995, primarily as a result of the effects of the Registrant's debt restructuring with its primary lender in December 1993 which was offset by increased borrowing in connection with the hotel's refurbishment and higher interest rates during the first nine months of 1995. Depreciation expense increased in 1995 compared to 1994 as a result of commencing depreciation on the capital improvements completed in late 1994.

         The hotel property income of $827,000 in 1994 compared with income of $833,000 in 1993. As a result of lower corporate demand and the impact of the hotel's refurbishment during the third and fourth quarters of 1994, occupancy decreased from 1993 to 1994. However, the hotel was able to achieve an increase in average daily rates from 1993 to 1994 which partially offset the impact from the decline in occupancy. Even though interest rates increased in 1994, interest expense on the hotel's debt remained flat primarily as a result of the effects of the Registrant's debt restructuring with its primary lender in December 1993.

         EQUITY IN PARTNERSHIP (LOSSES) -- Golden Gateway Center (GGC) -- In October 1994, the GGC partnership completed a redemption of the Registrant's partnership interest for $21 million. The equity in GGC's income reflects only the Registrant's share of income, expenses and distributions for the first nine months of 1994.

Rincon Center Associates (RCA) -- The Registrant holds a 22.8% general (non-managing) and limited partnership interest in RCA, the partnership which holds title to Rincon Center. Since June of 1993, the Registrant has been able to satisfy its cash obligations to RCA because of an agreement with the managing general partner of RCA to advance such funds on behalf of the Registrant.

    While all funds advanced on behalf of the Registrant are non-recourse, the Registrant pays a related fee to the extent of the amounts advanced multiplied by the percentage applicable to the year in which such funds are advanced as set forth hereafter:

                             Calendar                      Applicable
                             Year                          Percentage
                             ----                          ----------
                             1993                           6.0%
                             1994                           6.0%
                             1995                          10.0%
                             1996                          17.5%
                             1997 and thereafter           25.0%

       Interest accrues on the unpaid portion of both the principal amount advanced and related fees at the Bank of America prime rate plus 2%. Amounts advanced under this funding arrangement, plus related fees and accrued interest, are only required to be repaid from future cash distributed by RCA to the Registrant, if any.

       During 1995, 1994 and 1993, the Registrant incurred approximately $340,000, $199,000 and $161,000, respectively, in interest and fee expense related to the funding arrangement. The unpaid portion of advances, fees and accrued interest as of December 31, 1995 and 1994 was $2,940,000 and $1,950,000, respectively, and is recorded as debt on the Registrant's Consolidated Balance Sheet.

       While the funding arrangement has permitted the Registrant to maintain its 22.8% interest in RCA, it should be noted that this percentage of ownership can not be maintained indefinitely unless the Registrant is able to pay to the managing general partner all of the advances, fees and accrued interest which it owes. The Registrant currently has no prospects or plans to secure or repay any advances as of December 31, 1995, and, accordingly, during 1995, Registrant recorded a provision of $540,000 for the write-down of its equity investment in and loans to RCA to zero.

       Operations of RCA incurred a net loss of $17,924,000 in 1995, $10,441,000 in 1994 and $11,946,000 in 1993. The Registrant's share of such net losses was $4,090,000 in 1995, $2,383,000 in 1994 and $2,726,000 in 1993. The
increase in the loss is primarily the result of increased operating and interest expense. In 1994, RCA recorded income from a property tax reduction which reduced the amount of the 1994 loss.

       The Registrant's projected tax basis of its partnership investment in RCA is approximately a negative $17,939,000, as of December 31, 1995, since the Registrant's share of tax losses exceeds its investment in RCA. The Registrant's negative tax basis in RCA indicates that the Registrant may face a major taxable gain if and when its interest in RCA is ever sold.

       In February 1996, the General Services Administration ("GSA") advised RCA that the Circuit Court of Appeals for the Ninth Circuit, the major tenant in Phase Two of Rincon Center, was not going to renew its lease which expires on December 31, 1996. This lease covers approximately 179,000 square feet of office space. It is doubtful if another tenant can be secured to occupy most or all of this space at a rental rate comparable to that currently being paid by GSA which amounted to approximately $5,723,000 in 1995.

       The managing general partner of RCA has advised the Registrant that it will not, at this time, provide the funds either for itself or for the Registrant to pay for substantial tenant improvements which may be necessary to secure a new lessee for the GSA space. Moreover, banks, which have been contacted to lend the funds for major tenant improvements, have not exhibited any interest. If such financing for tenant improvements cannot be secured and the space remains unoccupied or is leased at a rental rate substantially less than what is being paid by the GSA, there will be a materially adverse financial impact on the operations of Rincon Center.

       GENERAL AND ADMINISTRATIVE EXPENSES -- General and administrative expenses increased to $1,476,000 in 1995 from $1,446,000 in 1994. The decrease in general and administrative expenses in 1994 from the 1993 amount of $1,593,000 is attributable to a combination of cost reduction measures including a reduction in personnel costs, other professional services, director's fees and bonuses to former executives.

       INTEREST EXPENSE ON DEBT SECURED BY EQUITY INVESTMENT IN GGC AND OTHER CORPORATE DEBT -- In 1994, corporate interest expense related to that portion of the Registrant's debt with its primary lender that was cross-collateralized by the Registrant's partnership interest in GGC. As a result of the redemption of the Registrant's GGC partnership interest in October 1994, a portion of the proceeds repaid all of the debt collateralized by the GGC partnership interest and, therefore, no corporate interest is recorded for 1995. Corporate interest increased from $570,000 in 1993 to $754,000 in 1994. This increase was a result of the Registrant's debt restructuring with its primary lender which increased the amount of debt cross-collateralized by the GGC partnership interest and higher interest rates during 1994.

       INTEREST AND FEE EXPENSE FOR DEBT RELATED TO EQUITY INVESTMENT IN RCA -- During 1995 and 1994, the Registrant incurred approximately $340,000 and $199,000, respectively, in interest and fee expense related to the funding arrangement with the managing general partner of Rincon Center which is more fully discussed in the Registrant's Consolidated Financial Statements. The respective increases are due to the increase in outstanding debt related thereto and an increase in interest rates.

       INTEREST INCOME -- During 1995 and 1994, interest income was $16,000 and $138,000, respectively. Interest income in 1995 consists primarily of interest earned on cash held in restricted accounts. Interest income in 1994 consists primarily of $82,000 for interest earned on the redemption of the Registrant's GGC interest between the September 30, 1994, closing date, and the date when the Registrant received the funding from the redemption in October 1994. Interest income in 1993 of $18,000 primarily consisted of interest earned on cash reserves.

       OTHER INCOME (EXPENSE) -- In 1995 other expense relates to depreciation on corporate fixed assets. In 1994 and 1993, other income primarily consisted of income from the sale of vacant land in Colorado and Florida, net of depreciation on corporate fixed assets.

       GAIN ON SALE OF PARTNERSHIP INTERESTS -- In October 1994, the GGC partnership completed a redemption of the Registrant's remaining 29.5% partnership interest in GGC resulting in a gain of approximately $39 million as more fully discussed in the Registrant's Consolidated Financial Statements. In February 1993, the Registrant disposed of a 3% partnership interest in GGC which resulted in a gain of approximately $3.6 million.

       GAIN ON SALE OF REAL ESTATE ASSETS, NET -- In June 1995, the Registrant disposed of a parcel of land in Walnut Creek, California, to an unrelated third party and realized a gain of $177,000. In July 1994, the Registrant completed the sale of a separately parceled building at the Walnut Creek Executive Park to an unrelated third party and realized a gain of $664,000. In 1993, the Registrant recorded a loss of approximately $204,000 on the sale of two Florida buildings, and a non-cash gain of approximately $1.2 million on the disposition of one building in Arizona.

       PROVISION FOR WRITE-DOWN TO ESTIMATED NET REALIZABLE VALUE -- In 1995, the Registrant recorded a provision of approximately $540,000 for the write-down to zero of its investment in RCA, as previously discussed. In 1994, the Registrant recorded a provision of $1 million for the write down of its investment in the 410 First Avenue building as a result of the sole tenant of the property not renewing its lease and a substantial reduction in market rental rates. In 1993, the Registrant recorded a provision for net realizable value of $1,000,000 in connection with the funding of a $1 million letter-of-credit to the lender on the Mountain Bay Plaza property, Mountain View, California, as a result of the lender instituting foreclosure proceedings.

       INCOME TAX (PROVISION) BENEFIT -- The Registrant recorded a tax benefit in 1995, primarily as a result of the income tax effect of the book loss incurred during the year. In 1994, the Registrant used a portion of its net operating loss carryover to reduce its 1994 taxable income, which resulted in the Registrant recording a net $7.4 million provision for income taxes as more fully discussed in the Registrant's Consolidated Financial Statements. The Registrant used a portion of its net operating loss carryover to eliminate 1993 taxable income, except for certain state franchise taxes.

       EXTRAORDINARY GAIN (LOSS) FROM EXTINGUISHMENT OF DEBT -- In June 1995, the Registrant completed the refinancing of $20 million of debt related to Walnut Creek Executive Park. As a result of this refinancing, the Registrant has written off the unamortized loan fees of $233,000 associated with the debt that was retired. In December 1994, the Registrant completed a refinancing with the existing lender at South Bay Office Tower (SBOT), San Jose, California, which resulted in additional funding and a modification of terms. As a result, the Registrant had written-off the unamortized portion of the 1993 loan fees of $325,000 and capitalized the 1994 loan fees. In December 1993, the Registrant completed a discounted pay-off and refinancing of the SBOT resulting in a gain from the extinguishment of debt of $4,850,000.

LIQUIDITY AND CAPITAL RESOURCES

REGULATION AND SUPERVISION

       Many jurisdictions have adopted laws and regulations relating to the ownership of real estate. Compliance with these requirements from time to time may require capital expenditures by the Registrant (for example, expenditures necessary in order to comply with the Americans with Disabilities Act or changes in local building or other codes). In addition, the Registrant may from time to time have to expend capital for environmental control facilities. While the ownership of real estate may entail environmental risks and liabilities to the owner, the Registrant's management is sensitive to environmental issues and is not currently aware of and does not expect any material effects on current or future capital expenditures, earnings or competitive position resulting from compliance with present federal, state or local environmental control provisions.

DISCUSSION OF KNOWN TRENDS, EVENTS AND UNCERTAINTIES

       The adverse economic climate for commercial real estate which has persisted over the last several years has begun to show signs that rental rates and property values have stabilized and in selected markets have actually
improved.   Notwithstanding a stabilizing real estate market, tenants may or may not continue to renew leases as they expire or may renew on less favorable terms. Conditions differ in each market in which the Registrant's properties are located. Because of the continuing uncertainty of future economic developments in each market, the impact these developments will have on the Registrant's future cash flow and results of operations is uncertain.

       Inflation, inflationary expectations and their effect on interest rates may affect the Registrant in the future by changing the underlying value of the Registrant's real estate or by impacting the costs of financing the Registrant's operations.

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

       The Registrant has taken several aggressive actions to generate and conserve cash as discussed below and continues to review and analyze alternative actions. At the same time, the Registrant is seeking to retain value and
identify future opportunities for investment.   At December 31, 1995, the
Registrant had $176,000 of unrestricted cash, investments and hotel properties with a net book value of $55.8 million, total fixed and variable mortgage debt with a book value of $58.8 million and a stockholders's deficit of $9.2 million. Accordingly, given the Registrant's desire to increase its liquidity, the Registrant has actively pursued the sale of selected real estate assets in the past, has restructured and refinanced its mortgage debt, and has entered into an agreement with the managing general partner of RCA to limit the Registrant's cash obligations to RCA. The Registrant continues to evaluate the alternatives to improve its liquidity through debt refinancing and the sale of properties which do not fit within its long term strategy. Funds raised in the preceding fashion would be used for such things as tenant improvements and other capital requirements, certain mandatory debt reductions, and possible new investments.

       At December 31, 1995, the Registrant has the following debt outstanding:

       - Fixed rate, nonrecourse mortgage notes with a face value of $32.2 million and a year end weighted average stated interest rate of 8.69% per annum.

       - Variable rate mortgage notes with a face value of $26.6 million and a year end weighted average interest rate of 7.72% per annum. The variable rate notes provide for certain guarantees and recourse provisions applicable to the Registrant.

       - Nonrecourse loans from the managing general partner in RCA in the principal amount of $2.9 million, interest at Bank of America prime rate plus 2% (10.50% at December 31, 1995); principal and interest only required to be repaid from future cash distributions to the Registrant by RCA, if any.

       Scheduled principal maturities on the above described debt over the next twelve months ending December 31, 1996 amount to approximately $1.7 million, excluding $15.2 million secured by Village Commons Shopping Center in Florida which are expected to be repaid from the sales proceeds upon the close of escrow which is anticipated to occur in April 1996. As discussed in Note 3 of the accompanying Consolidated Financial Statements, the Registrant is also obligated to fund a reserve for tenant improvements in connection with its mortgage loan on Walnut Creek Executive Park. Scheduled funding under such agreement over the twelve months ending December 31, 1996 amounts to approximately $112,000.

       Additionally, the Registrant is contingently liable under a bank letter-of-credit posted on behalf of RCA and other mortgage debt in the amount of $4.5 million. The letter-of-credit is undrawn at December 31, 1995, and matures on June 23, 1996. The Registrant's Massachusetts property is pledged as collateral for the letter-of-credit.

       The Registrant's minority, non-managing partnership interest in RCA represents significant potential financial exposure. This exposure includes and may not be limited to the potential tax liability associated with the Registrant's negative tax basis, the joint and several guarantees provided by the Registrant to the mortgage lender on Rincon Center Phase Two and the master lessor on Rincon Center Phase One, and the potential tax liability that would exist from the cancellation of debt in connection with a possible debt restructuring.

       As of December 31, 1995, the Registrant's $58.8 million of mortgage debt had scheduled annual principal maturities as follows (in thousands):

                             1996                $ 16,954
                             1997                  23,361
                             1998                     471
                             1999                     510
                             2000                     551
                         Thereafter                16,991
                                                   ------
                                                 $ 58,838
                                                 --------
                                                 --------

       After considering the mortgage debt principal pay downs from the anticipated sales of the Village Commons Shopping Center and Radisson Suites Hotel, and the anticipated refinancing of North Tucson Business Center (negotiations for this proposed refinancing have not been concluded and there can be no assurance that this refinancing can be completed), of $15.225 million, $13.7 million, and $4.0 million, respectively, the Registrant's remaining 1996 and 1997 mortgage debt principal maturities will amount to $1.7 million and $5.611 million, respectively. Additionally, the two sales are expected to provide the Registrant with additional unrestricted cash funds of $10.4 million (prior to the reinvestment, if any, of the hotel sales proceeds).

       The Registrant is in escrow to sell the Radisson Suites Hotel in Tucson, Arizona. Under the terms of the sale agreement, the Registrant exercised its option to extend the close of escrow until December 1996. The Registrant has the right to close the escrow within 90 days after delivering a written notice to the buyers, during the extended close of escrow period. During the extended close of escrow period, the Registrant will be reviewing potential acquisitions of one or more properties in order to reinvest all or a portion of the proceeds from the sale of the hotel. If the sale doesn't close until December 1996, the Registrant will realize a gain of approximately $5.9 million. The pre-tax net cash proceeds, after repayment of $13.7 million of mortgage debt (assuming refinancing of North Tucson Business Center for $4.0 million) comprising principal payments of $7.7 million variable and $6.0 million fixed rate mortgage debt with the Registrant's primary lender and other costs of the sale, will amount to approximately $6.5 million.

       The Registrant has entered into a contract to sell the Village Commons Shopping Center, located in West Palm Beach, Florida, to an unrelated third party. In connection with this property disposition, the Registrant will realize a gain for financial reporting purposes of approximately $10.9 million. The pre-tax net cash proceeds, after repayment of $15.2 million of mortgage debt (comprising variable rate mortgage debt which had a principal amount outstanding of $15.2 million at December 31, 1995) and other costs of the sale, will amount to approximately $3.8 million which will be used for future working capital requirements and to increase cash reserves. The Registrant can make no assurances that this sale will be completed.

       In June 1995, the Registrant completed the sale of a parcel of land in Walnut Creek, California, to an unrelated third party. In connection with this property disposition, the Registrant realized a gain of $177,000. The net pre-tax cash proceeds, after repayment of $400,000 of mortgage debt and other costs of the sale, amounted to approximately $106,000. The Registrant will continue to actively pursue potential sales of certain real estate assets in cases where a transaction would generate acceptable stockholder value and corporate liquidity.

       In June 1995, the Registrant completed the refinancing of $20 million of debt related to Walnut Creek Executive Park. The new loan carries a 7.85% annual interest rate until maturity with fixed monthly amortization payments of
approximately $162,000.   This refinancing extended the maturity date of this
debt from the fourth quarter of 1997 to July 2005. As a result of this refinancing, the Registrant has written-off the unamortized portion of the loan fees associated with the debt that was retired, which amounted to $233,000 and is recorded as an extraordinary item.

       In 1994, MBP was transferred to its lender in satisfaction of approximately $18.9 million of non-recourse debt, as previously discussed. In 1994, the Registrant agreed to the redemption of its remaining 29.5% partnership interest in GGC partnership and sold one building in Walnut Creek, California.

       In December 1993, the Registrant completed the refinancing of SBOT, San Jose, California, with a new lender for $5.5 million. As a result, the Registrant recorded an extraordinary gain from extinguishment of debt of $4.85 million. In December 1994, the Registrant refinanced the SBOT with the same lender for $6.5 million and a modification of loan terms resulting in an extraordinary loss from the write-off of the unamortized loan fees, as more fully described above. The net proceeds from the refinancing will be used to fund tenant improvements, leasing commissions and capital improvements. The Registrant is presently attempting to refinance this loan at a lower interest rate.

       Except as described above, at December 31, 1995, the Registrant has no contractual commitments for any material capital expenditures over the next twelve months or beyond that are not expected to be funded from the $241,000 in cash restricted for capital improvements or future cash flow generated by operating activities. Ongoing repair and maintenance expenditures are expected to be funded from cash flow generated by operating activities. Future tenant improvements and leasing commissions will be funded, in part, from the restricted cash described above, cash flow generated by operating activities and funds generated from future debt refinancings or property sales, if any.

       As previously discussed, the Registrant has entered into a purchase agreement with an unrelated third party to sell its Radisson Suite Hotel in Tucson, Arizona. Due to the hotel's low tax basis, the Registrant is evaluating whether or not to complete a tax deferred exchange. If the Registrant does not complete a tax deferred exchange, there will be excess cash proceeds after payment of taxes, debt and cost of the sale which will be used for future capital improvements, leasing costs and possible acquisitions. In addition, the Registrant has loan applications in process to refinance its San Jose office building and the industrial building in Tucson which, if accomplished, will provide excess debt proceeds to the Registrant, and reduce and fix the mortgage interest rate at these properties, respectively. The excess debt proceeds will be used to provide reserves for future capital improvements and leasing costs anticipated throughout 1996. The Registrant can make no assurances that the sale of the hotel or refinancings will be completed.

       The face amount of debt outstanding with the Registrant's primary lender as of December 31, 1995, was $17.3 million and is cross-collateralized by the Registrant's hotel property, an industrial building in Tucson, Arizona, and an office building in Weston, Florida. Under the terms of the loan agreement, the Registrant is scheduled to make mandatory principal payments of $250,000 on January 1, April 1, July 1, and October 1. However, the agreement provides that the Registrant can make the payment as late as March 31, June 30, September 30, and December 31, without an "Event of Default", if, during the existing calendar quarter and prior three calendar quarters, the Registrant has made payments, under the terms of the loan, equal to at least $1 million. Under the terms of this provision, a mandatory principal payment of $250,000, due on October 1, 1995, was made on January 15, 1996, and the Registrant received a waiver of default from the lender. Also, under the terms of this provision, a mandatory principal payment of $250,000 was due on January 1, 1996, made in March 1996, did not constitute an event of default.

       In December 1993, the Registrant completed a restructuring of $49.3 million of existing debt consisting of its non-revolving line-of-credit, letter-of-credit, unsecured bonds, and mortgages with its primary lender on its Walnut Creek Executive Park, North Tucson Business Center, Weston Building, and Radisson Suite Hotel. In connection with the restructuring, the Registrant at that time issued to the primary lender warrants to acquire up to two million shares of the Registrant's common stock as an inducement to complete the restructuring. The exercise price for the warrants is $2.875 per share. Warrants to acquire one million shares are immediately exercisable. In addition, the primary lender is entitled to amortization in the form of minimum quarterly fixed payments plus a percentage of remaining cash flow. There is also a restriction on the ability of the Registrant to pay dividends, and the Registrant is required to pay the primary lender a portion of any proceeds from the refinancing or sale of collateralized property or any new capital raised.

       The Registrant paid its primary lender $18.5 million of the $21 million in proceeds from the redemption of the Registrant's GGC partnership interest in October 1994, which resulted in the cancellation of 350,000 of the warrants, issued in December 1993, on January 31, 1995. As a result of the refinancing of the Walnut Creek Executive Park ("WCEP") mortgage in June 1995, discussed above, the Registrant achieved the level of debt repayments necessary to cancel 650,000 warrants issued to the primary lender in December 1993, leaving one million exercisable warrants outstanding. However, in June 1995, the Registrant entered into a letter agreement with its primary lender that allowed the 650,000 warrants to remain outstanding until the balance of the November 1994 construction loan was repaid in full in exchange for the primary lender receiving lower release prices on the June 1995 WCEP refinancing and the sale of the Walnut Creek parcel of land. During the third quarter of 1995, the remaining outstanding balance on the construction loan was repaid in full; the 650,000 warrants were then canceled as of September 30, 1995.

       The Registrant recognizes that the issuance of the remaining 1,000,000 warrants, when and if exercised, may result in significant dilution to the Registrant's shareholders. If the remaining 1,000,000 warrants are exercised it would provide $2,875,000 of proceeds; however, there is no assurance that the warrants will be exercised.

       The Registrant experienced more stabilized operating results in 1995, and, except for RCA, expects this trend to continue since certain unprofitable properties disposed of in 1992 and 1993 will no longer affect operating results. In addition, the completion of certain leasing transactions during the second and third quarters of 1994 has substantially reduced the level of vacancy in the Registrant's portfolio; however, the Registrant is continuing aggressively to pursue new leases on currently available space and renew existing leases as they expire.

IMPACT OF INFLATION

       The Registrant's management believes that inflation has not had any appreciable negative impact on the Registrant's operations because a substantial number of the Registrant's commercial leases include provisions requiring increases in rental payments based upon increases in various consumer price indices as well as the pass-through to tenants of specified operating expense increases.

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

       Raymond V. Marino (Age 37).  Mr. Marino had been Vice President and
Chief Financial Officer of the Registrant since August 1992, and became a Director, President and Chief Executive Officer in January 1996. Previously, he was with Hunting Gate Investments, a private British real estate investment and management company, as Vice President of Finance and Controller. Mr. Marino has a Bachelor of Science degree in Accounting from Santa Clara University and a Masters degree in Taxation from Golden Gate University. Mr. Marino maintains an active license as a California Certified Public Accountant, and is a member of the American Institute of CPA's, California Society of CPA's, and National Association of Real Estate Investment Trusts.

       Christopher M. Watson (Age 37). Mr. Watson had been Vice President of the Registrant since September 1992, and became Executive Vice President in January 1996. His responsibilities include the management of personnel in the property management, marketing, leasing and construction operations of the Registrant, and marketing of third party property management services. Previously, he was Vice President for Coldwell Banker Commercial Real Estate Services Inc., as a licensed real estate agent representing both property owners and investors in commercial real estate leasing and acquisitions. Mr. Watson has a Bachelor's degree from the University of California at Berkeley.

       Andrew T. Gorayeb (Age 32). Mr. Gorayeb had been Director of Finance of the Registrant since November 1994, and became Vice President of Finance in January 1996. His responsibilities include financings, dispositions and acquisitions. Previously, Mr. Gorayeb was Managing Director with General Electric Capital, Commercial Real Estate Financings and Services. Mr. Gorayeb has Bachelor of Arts degrees in Political Science and Economics from Bates College.

       Gary W. Furney (Age 44). Mr. Furney had been Assistant Controller of the Registrant since February 1995 and became Vice President and Controller in January 1996. His responsibilities include the management of all accounting personnel and accounting functions of the Registrant. Previously, he was Vice President of Finance and Administration for Maxim Property Management Company, a real estate property management company. Prior to that he was the Controller for Landsing Pacific Fund, a publicly traded Real Estate Investment Trust. Mr. Furney has a Bachelor of Business Administration degree from Baylor University and a Masters degree in Finance from Golden Gate University. Mr. Furney is a member of the American Institute of CPA's and the California Society of CPA's.

        Each executive officer holds office until the first meeting of directors following the annual meeting of stockholders and until his successor is duly chosen and qualified.

        Additional information called for by Part III is hereby incorporated by reference from the information set forth under the headings "Election of Directors", "Ownership of Common Stock by Directors and Officers", "Certain Other Beneficial Holders", "Executive Compensation" and "Certain Transactions" in the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held June 27, 1996, such definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)1. The following financial statements and supplementary financial information are filed as part of this report:

FINANCIAL STATEMENTS OF THE REGISTRANT                               PAGES
- --------------------------------------                               -----

Consolidated Balance Sheet as of December 31, 1995 and 1994             22

Consolidated Statement of Income (Loss) for the three                   23
 years ended December 31, 1995, 1994 and 1993

Consolidated Statement of Stockholders'                                 24
 Deficit for the three years ended December, 1995, 1994 and 1993

Consolidated Statement of Cash Flows for the three                      25
 years ended December 31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements                           26-37

Report of Independent Public Accountants                                38

        (a)2. The following financial statement schedule is filed as part of this report:

Schedule III -- Real Estate and Accumulated Depreciation
as of December 31, 1995                                              39-40

        All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or in the Notes thereto.

        (a)3.      Exhibits

                   Subsidiaries of the Registrant                             41

        (b) During the quarter ended December 31, 1995, the Registrant made no filings on Form 8-K.

        (c) The Form 10-Q for the quarterly period ended June 30, 1995, was amended to include a sentence regarding the extension of the expiration date of the $4.5 million letter-of-credit posted in favor of Rincon Center from June 23, 1995 to December 23, 1995. In addition, a typographical error in
                   Note 4 to the Registrant's Consolidated Financial Statements was corrected which only appeared in the Securities and Exchange Commission's electronically filed copy.

        (d) The Form 8-K dated October 28, 1994, was amended on October 26, 1995, to include certain pro forma financial information as required by Item 7(b) of Form 8-K.

        (e) The following financial statements are filed as part of the Form 10-K report with the Securities and Exchange Commission.

FINANCIAL STATEMENTS OF RINCON CENTER ASSOCIATES                         PAGE #
- ------------------------------------------------                         ------

Report of Independent Public Accountants                                     43

Balance Sheets--December 31, 1995 and 1994                                   44

Statements of Operations for the years ended                                 45
 December 31, 1995, 1994 and 1993

Statements of Changes in Partner's Deficit for the                           46
 years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows for the years ended                                 47
 December 31, 1995, 1994 and 1993

Notes to Financial Statements                                           48 - 55

Report of Independent Auditors on Schedule                                   56

Schedule III - Real Estate and Accumulated Depreciation
 as of December 31, 1995                                                     57

                                      SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PACIFIC GATEWAY PROPERTIES, INC.
                                         (Registrant)

                                  By:  Raymond V. Marino
                                       -------------------------
                                       Raymond V. Marino

                                       President and Chief Executive Officer
Dated: March 21, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE            TITLE                                                DATE
- ---------            -----                                                ----

Raymond V. Marino    President , Chief Executive Officer and    March 21, 1996
- -----------------
Raymond V. Marino    Director


Gary W. Furney       Vice President and Controller              March 21, 1996
- --------------
Gary W. Furney       (Principal Accounting Officer)


H. Todd Cobey, Jr.   Director                                   March 21, 1996
- ------------------
H. Todd Cobey, Jr.


Lawrence B. Helzel   Director                                   March 21, 1996
- ------------------
Lawrence B. Helzel


Marshall A. Jacobs   Director                                   March 21, 1996
- ------------------
Marshall A. Jacobs


David E. Post        Director                                   March 21, 1996
- ------------
David E. Post


Martin S. Roher      Director                                   March 21, 1996
- ---------------
Martin S. Roher


John V. Winfield     Director                                   March 21, 1996
- ----------------
John V. Winfield

                           PACIFIC GATEWAY PROPERTIES, INC.
                          CONSOLIDATED FINANCIAL STATEMENTS

                          As of December 31, 1995 and 1994
                               and for the year ended
                           December 31, 1995, 1994 and 1993

                           PACIFIC GATEWAY PROPERTIES, INC.
                               CONSOLIDATED BALANCE SHEET
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    AS OF DECEMBER 31,
                                                                           ---------------------------------
                                                                                1995                1994
                                                                                ----                ----
ASSETS
Cash and short-term investments                                            $    176            $    359
Cash restricted for capital improvements                                        241                 597
Accounts receivable                                                             577                 785
Prepaid taxes                                                                   459                  --
Other current assets                                                              7                  42
Investment and hotel properties:
 Land                                                                         5,481              15,230
 Buildings                                                                   31,847              46,539
 Furniture, fixtures and equipment                                            8,350              14,731
                                                                            ---------           --------
Subtotal investment and hotel properties                                     45,678              76,500
Less-accumulated depreciation
   and provision for write-down to net realizable value                     (12,106)            (19,807)
                                                                            ---------           --------
Investment and hotel properties, net                                         33,572              56,693
                                                                            ---------           --------

Properties held for sale, net of accumulated depreciation of $8,776
 at December 31, 1995              ..                                         22,230                 --
Equity investment in and loans to RCA, net                                       --               4,020
Deferred tax asset                                                            6,831               6,845
Note receivable                                                                 225                 229
Capitalized loan costs, net of accumulated amortization
 of $1,210 and $992 at December 31, 1995 and 1994, respectively                 816                 813
Capitalized lease commissions, net of accumulated
 amortization of $1,521 and $1,275 at December 31, 1995
 and 1994, respectively                                                         753                 853
Other assets, net                                                                --                 198
                                                                            ---------           --------

        Total assets                                                        $65,887            $ 71,434
                                                                            ---------           --------
                                                                            ---------           --------


LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable                                                           $  1,293            $  1,132
Accrued payroll, property and sales taxes                                       513                 328
Prepaid rent                                                                    133                 210
Accrued interest on debt                                                        298                 459
Tenant security deposits                                                        417                 414
Other current liabilities                                                       127                  85
Debt related to corporate, investment  and hotel properties                  58,838              61,149
Other debt related to equity investment in RCA                                2,940               1,950
Deferred tax liability                                                       10,514              12,209
                                                                            ---------           --------

        Total liabilities                                                    75,073              77,936
                                                                            ---------           --------

Stockholders' deficit:
Common stock $1.00 par value--
 Authorized--10,000,000 shares; Issued--4,011,150 shares                      4,011               4,011
 Paid-in-deficit                                                            (10,222)            (10,222)
Accumulated deficit                                                          (2,828)                (99)
Treasury stock, at cost--118,554 common shares at
 December 31, 1995 and 131,186 common shares at
 December 31, 1994                                                           (2,037)             (2,082)
Warrants for common stock                                                     1,890               1,890
                                                                            ---------           --------

Total stockholders' deficit                                                  (9,186)             (6,502)
                                                                            --------            --------

         Total liabilities and stockholders' deficit                       $ 65,887            $ 71,434
                                                                            ---------           --------
                                                                            ---------           --------


                 The accompanying notes are an integral part of these
                        consolidated financial statements

                           PACIFIC GATEWAY PROPERTIES, INC.
                         CONSOLIDATED STATEMENT OF INCOME/LOSS
                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              For the Year Ended December 31,
                                                                             ---------------------------------
                                                                                1995           1994          1993
                                                                                ----           ----          ----
INVESTMENT PROPERTIES:
    Rental revenues                                                         $12,200        $11,027        $14,193
    Operating expenses                                                       (5,517)        (5,201)        (6,825)
    Interest expense                                                         (3,355)        (3,356)        (5,463)
    Depreciation and amortization                                            (2,581)        (2,085)        (3,070)
                                                                           ---------      --------        --------
    Investment properties income (loss)                                         747            385         (1,165)
                                                                           ---------      --------        --------
HOTEL PROPERTY:
    Revenues                                                                  7,009          7,357          7,837
    Operating expenses                                                       (4,697)        (5,367)        (5,877)
    Interest expense                                                           (491)          (779)          (744)
    Depreciation and amortization                                              (663)          (384)          (383)
                                                                           ---------      --------        --------
        Hotel income                                                          1,158            827            833
                                                                           ---------      --------        --------
EQUITY IN PARTNERSHIP LOSSES:
    Golden Gateway Center (GGC)                                                  --          1,085          1,007
    Rincon Center Associates (RCA)                                           (4,090)        (2,383)        (2,726)
                                                                           ---------      --------        --------
        Equity in partnership losses                                         (4,090)        (1,298)        (1,719)
                                                                           ---------      --------        --------
General and administrative expenses                                          (1,476)        (1,446)        (1,593)
Interest expense on debt secured by
        equity investment in GGC and
        other corporate debt                                                     --           (754)          (570)
Interest and fee expense for debt related to equity
         investment in RCA                                                    (340)           (199)          (161)
Interest income                                                                  16            138             18
Other income (expense)                                                         (31)            122            447
                                                                           ---------      --------        --------
    Loss before partnership and property transactions,
        reserves, income taxes and extraordinary items                       (4,016)        (2,225)        (3,910)
Gain on dissolution of partnership interests                                     --         39,078          3,602
Gain on sale of real estate assets, net                                         177            664          1,045
Provision for write-down to estimated net realizable value                     (540)        (1,000)        (1,000)
                                                                           ---------      --------        --------
Income (loss) before income taxes and extraordinary items                    (4,379)        36,517           (263)
Income tax (provision) benefit                                                1,883         (7,375)            (4)
                                                                           ---------      --------        --------
Income (loss) before extraordinary items                                     (2,496)        29,142           (267)
Extraordinary gain (loss) from extinguishment of debt                          (233)          (325)         4,850
                                                                           ---------      --------        --------
    Net income (loss)                                                      $ (2,729)      $ 28,817        $ 4,583
                                                                           ---------      --------        --------
                                                                           ---------      --------        --------

Income (loss) per share, primary:
Income (loss) before extraordinary items                                   $  (0.60)      $   7.10        $ (0.07)
Extraordinary items                                                           (0.06)         (0.08)          1.25
                                                                           ---------      --------        --------
    Net income (loss)                                                      $  (0.66)      $   7.02        $  1.18
                                                                           ---------      --------        --------
                                                                           ---------      --------        --------


Income (loss) per share, fully diluted:
Income (loss) before extraordinary items                                   $  (0.60)      $   6.96        $ (0.07)
Extraordinary items                                                           (0.06)         (0.08)          1.24
                                                                           ---------      --------        --------

    Net income (loss)                                                      $  (0.66)      $   6.88        $  1.17
                                                                           ---------      --------        --------
                                                                           ---------      --------        --------


                 The accompanying notes are an integral part of these
                         consolidated financial statements

                            PACIFIC GATEWAY PROPERTIES, INC.
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                       FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                                     (IN THOUSANDS)


                                                                      RETAINED                       WARRANTS
                                                        PAID-IN      EARNINGS/                         FOR
                                           COMMON        CAPITAL    ACCUMULATED                      TREASURY
                                           STOCK       (DEFICIT)     (DEFICIT)         STOCK           STOCK         TOTAL
                                          -------      ---------     ---------        --------         ------       --------
Balance at December 31, 1992               $4,010      $(10,223)      $(33,499)       $(2,082)             --      $(41,794)

 Net income                                   --             --          4,583             --              --         4,583

 Issuance of warrants for common stock        --             --             --             --           1,890         1,890
                                          -------      ---------       --------       --------         ------       --------

Balance at December 31, 1993                4,010       (10,223)       (28,916)        (2,082)          1,890       (35,321)

 Net income                                  --              --         28,817             --              --        28,817

 Issuance of common stock from
   exercise of stock options                    1             1             --             --              --             2
                                          -------      ---------       --------       --------         ------       --------

Balance at December 31, 1994                4,011       (10,222)           (99)        (2,082)          1,890        (6,502)

 Net Loss                                                               (2,729)                                      (2,729)


 Issuance of Treasury Stock                                                                45                            45
                                          -------      ---------       --------       --------         ------       --------

Balance at December 31, 1995               $4,011      $(10,222)       $(2,828)       $(2,037)         $1,890       $(9,186)
                                          -------      ---------       --------       --------         ------       --------
                                          -------      ---------       --------       --------         ------       --------


               The accompanying notes are an integral part of these
                          consolidated financial statements

                           PACIFIC GATEWAY PROPERTIES, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (IN THOUSANDS)


                                              FOR THE YEAR ENDED DECEMBER 31,
                                              -------------------------------
                                              1995          1994         1993
                                              ----          ----         ----
Cash flow from operating activities:
    Net income (loss)                     $(2,729)       $28,817       $4,583
    Non-cash revenues and expenses
      included in income:
       Depreciation and amortization        3,275          2,529        3,530
       Equity in partnership losses         4,090          1,298        1,719
       Provision for write-down to
         estimated net realizable value       540          1,000        1,000
       Other non-cash charges relating
         to investment partnerships           --              --         (187)
       Gain on sale of real estate
         assets, net                         (177)          (664)      (1,045)
       Gain on dissolution of
         partnership interests                --         (39,078)      (3,602)
       Extraordinary items                    233            325       (4,850)
Changes in assets and liabilities:
    Accounts receivable, prepaid taxes and
      other current assets                   (212)           370         (137)
    Other assets                              198            (56)        (107)
    Deferred tax benefit, net              (1,681)         5,364           --
    Accounts payable and other
      current liabilities                     151             70         (596)
    Other liabilities                           3           (231)        (171)
                                           --------       --------      -------
CASH FLOW GENERATED BY (USED IN)
  OPERATING ACTIVITIES                      3,691           (256)         137
                                           --------       --------      -------
Cash flow from investing activities:
    Additions to investment and hotel
      properties                           (2,768)        (5,528)      (1,135)
    Proceeds from sale of properties          510          1,419          895
    Proceeds from dissolution sale of
      partnership interest, net                --         20,968        1,781
    Contributions to RCA                   (1,035)          (511)      (1,698)
    Distributions from RCA                    424            600           --
    Distributions from GGC                     --            929        1,120
                                           --------       --------      -------
NET CASH GENERATED BY (USED IN)
  INVESTING ACTIVITIES                     (2,869)        17,877          963
                                           --------       --------      -------
Cash flow from financing activities:
    Borrowings under property and
      hotel debt                           20,986          8,750        5,500
    Borrowings in connection with
      equity investment, net                  990            129        1,760
    Payments on debt                      (22,897)       (25,930)      (6,130)
    Net decrease in line-of-credit
      borrowings                               --             --       (1,500)
    Payment of loan costs and fees in
      connection
     with equity investment                   (85)          (359)        (730)
    Mortgages satisfied in connection with
      property dispositions                  (400)            --         (767)
    (Increase) decrease in cash restricted
      for capital improvements                356           (597)          --
    Issuance of treasury stock                 45             --           --
    Proceeds from exercise of stock options    --              2           --
                                           --------       --------      -------
NET CASH USED IN FINANCING ACTIVITIES      (1,005)       (18,005)      (1,867)
                                           --------       --------      -------
Decrease in cash and short term investments  (183)          (384)        (767)
Balance at beginning of year                  359            743        1,510
                                           --------       --------      -------
Balance at end of year                    $   176        $   359       $  743
                                           --------       --------      -------
                                           --------       --------      -------

SUPPLEMENTARY DISCLOSURES:
    Cash paid for interest                $ 4,486        $ 4,842       $6,567
                                           --------       --------      -------
                                           --------       --------      -------
    Return of property and other
      assets to lenders in
      satisfaction of debt                $    --        $18,766      $    --
                                           --------       --------      -------
                                           --------       --------      -------
      Cash paid for taxes                 $   483        $ 2,007      $     4
                                           --------       --------      -------
                                           --------       --------      -------


                   The accompanying notes are an integral part of these
                            consolidated financial statements

                           PACIFIC GATEWAY PROPERTIES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE THREE YEARS ENDED DECEMBER 31, 1995

1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

        Pacific Gateway Properties, Inc., (the "Company") is a New York corporation formed in 1984 for the purpose of investing and managing income producing real estate.

PRINCIPLES OF CONSOLIDATION

        The Company's Consolidated Financial Statements include the accounts of the Company and all owned subsidiaries and partnerships. Significant intercompany accounts and transactions have been eliminated in consolidation. Partnerships in which the Company has less than a 50% interest and has limited or no management influence, are accounted for using the equity method.

REVENUE RECOGNITION

        The Company's minimum rental income from leases is recognized on a straight-line basis over the term of the occupancy in accordance with the provisions of the leases.

CASH AND SHORT-TERM INVESTMENTS

        The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash and short-term investments include cash and money market accounts, all of which have original maturities of three months or less.

CASH-RESTRICTED FOR CAPITAL IMPROVEMENTS

        As a result of the refinancing of $20 million of debt related to Walnut Creek Executive Park in June 1995, the Company is required to fund a reserve for future tenant improvements of $9,314 per month in the first twenty four months of the loan, and increasing to $17,647 per month in months 25 through 68 of the loan. These funds are included as cash restricted for capital improvements on the Company's Consolidated Balance Sheet. In addition, the Company had cash restricted for capital improvements in connection with the proceeds from the refinancing of South Bay Office Tower which are to be used for future tenant improvements, capital improvements and leasing commissions as of December 31, 1995 and 1994.

INVESTMENT AND HOTEL PROPERTIES AND PROPERTIES HELD FOR SALE

        Land, buildings and improvements are recorded at cost. Depreciation on investment and hotel properties is provided using the straight-line method over
estimated useful lives ranging from 28 to 40 years.   At December 31, 1995, the
Company had classified the Radisson Suite Hotel and Village Commons Shopping Center properties as held for sale. Both of these properties are under contracts for sale that the Company anticipates closing in 1996.

        In March 1995, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when expected undiscounted cash flows are less than the carrying value of the asset. Measurement of impairment is based upon the fair value of the asset. The Company plans to adopt SFAS 121 in 1996 and believes that the adoption will not have a material impact upon its financial position and results of operations, except that, in accordance with SFAS 121, the Company will cease providing for depreciation on the properties held for sale. In 1995, such depreciation for assets to be disposed of amounted to approximately $844,000.

EQUITY INVESTMENT IN AND LOAN(S) TO RINCON CENTER ASSOCIATES

        The equity investment in and loans to Rincon Center Associates ("RCA"), a California Limited Partnership is comprised of the Company's 22.8% general (non-managing) and limited partnership interest in RCA (accounted for by the equity method) and loans made by or on behalf of the Company to RCA by the managing partner (see Note 2).

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

GAINS FROM REAL ESTATE ASSETS AND PARTNERSHIP INTEREST SOLD

        Gain (loss) on sales of real estate assets and partnership interests are included in the Company's Consolidated Statement of Income (Loss) and consists of the following (in thousands):


                                            1995         1994         1993
                                            ----         ----         ----
Boca II                                  $   --      $    --       $ (196)
Longwood                                     --           --           (8)
Fairmount Square                             --           --        1,249
Walnut Creek Day Care Building               --          664           --
Walnut Creek Parcel of Land                 177           --           --
                                         ------      -------       ------
   Subtotal of Real Estate Assets Sold      177          664        1,045
Southwest Villages                           --           --           (5)
Golden Gateway Center                        --       39,078        3,607
                                         ------      -------       ------
Total                                    $  177      $39,742       $4,647
                                         ------      -------       ------
                                         ------      -------       ------

PER SHARE DATA

        Per share data is based on the weighted average number of the Company's common shares and common share equivalents. Outstanding warrants and stock options enter into the common shares outstanding using the Treasury Stock Method. The number of common shares and common share equivalents used in the earnings per share calculations are as follows:


AS OF DECEMBER 31,                      1995           1994           1993
                                        ----           ----           ----
Primary                            4,124,082      4,105,808      3,881,024
                                   ---------      ---------      ---------
                                   ---------      ---------      ---------
Fully diluted                      4,124,082      4,186,515      3,904,371
                                   ---------      ---------      ---------
                                   ---------      ---------      ---------


RISKS AND UNCERTAINTIES

        The preparation of Consolidated Financial Statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        The Company's ability to (i) meet its debt obligations, (ii) provide dividends either from operations, or the ultimate disposition of the Company's properties or (iii) continue as a going concern may be impacted by changes in interest rates, property values, geographic economic conditions, or the entry of other competitors to the market. The accompanying consolidated financial statements do not provide for any adjustments with regard to these uncertainties.

RECLASSIFICATIONS

        Certain prior year amounts have been reclassified to conform with the current year presentation.

2.  REAL ESTATE PARTNERSHIP INVESTMENTS

OPERATING PARTNERSHIPS

RINCON CENTER ASSOCIATES PARTNERSHIP(RCA)--SAN FRANCISCO, CALIFORNIA

         The Company owns general (non-managing) and limited partnership interests in RCA totaling approximately 22.8% and, subject to the funding agreement entered into with RCA's managing general partner discussed below, is responsible for 20% of cash requirements in excess of available financing. The Company's investment in RCA includes $1,035,000, $511,000 and $1,698,000 advanced either directly or on behalf of the Company during 1995, 1994 and 1993, respectively, to fund development, operating costs and debt repayments. The Company's minority, non-managing partnership interest in RCA represents significant potential financial exposure. This exposure includes and may not be limited to the potential tax liability associated with the Company's negative tax basis, the joint and several guarantees provided by the Company to the mortgage lender on Rincon Center Phase Two and the master lessor on Rincon Center Phase One, and the potential tax liability that would exist from the cancellation of debt in connection with a possible debt restructuring.

        RCA sold Rincon Center Phase One to Chrysler MacNally Corporation (Chrysler) in June 1988; subsequently, RCA leased the property back under a master lease which is treated as an operating lease for financial reporting purposes. In July 1993, Chrysler completed a refinancing of Rincon Center Phase One. The maturity date of this debt is July 1, 1998. Payments under the master lease agreement may be adjusted to reflect adjustments in the rate of interest payable by Chrysler on the Rincon Center Phase One debt. The master lease also permits Chrysler to put the property back to RCA at stipulated prices beginning January 1998 if long-term financing meeting certain conditions is not obtained. RCA intends to try to obtain financing meeting the conditions of the master lease prior to January 1998. In September 1993, RCA completed a refinancing of Rincon Center Phase Two with its existing lender. The Company has also posted a $3.65 million letter-of-credit in favor of the bank involved in a portion of the RCA financing. This letter-of-credit is secured by the Registrant's 410 First Avenue property in Needham, Massachusetts. The letter-of-credit expires in June 1996.

        The Company earned a fee from RCA for posting the letter-of-credit and earns a preferred return at the Bank of America prime rate plus 2% on its advances to RCA. In 1995, the Company received approximately $373,000 in letter-of-credit fees and $46,000 of interest on its advances. In 1994, the Company received approximately $453,000 in letter-of-credit fees and $147,000 of interest on its advances. Both the letter-of-credit fees and interest on advances were recorded as reductions to equity investment in and loans to RCA on the Company's Consolidated Balance Sheet. In 1993, no letter-of-credit fees or preferred return payments on its advances were accrued or received by the Company.

        The Company entered into an agreement in June 1993 with the managing general partner of RCA. This agreement provides the Company with the flexibility to borrow funds from the managing general partner to limit its future cash obligations to RCA. Under this funding arrangement, all amounts advanced by the managing general partner on behalf of the Company, related fees and accrued interest are non-recourse to the Company. The Company shall pay a related fee to the extent of amounts advanced multiplied by the percentage applicable to the year in which such funds are advanced as set forth hereafter:

                        Calendar              Applicable
                        Year                  Percentage
                        ----                  ----------
                        1993                      6.0%
                        1994                      6.0%
                        1995                     10.0%
                        1996                     17.5%
                        1997 and thereafter      25.0%


        Interest accrues on the unpaid portion of both the principal amount advanced by the managing general partner on behalf of the Company and related fees at the Bank of America at prime rate plus 2%. Amounts advanced by the managing general partner on behalf of the Company under this funding arrangement, plus related fees and accrued interest, are only required to be repaid from future cash distributed by RCA to the Company, if any. The Company currently has no prospects or plans to secure or repay any advances as of December 31, 1995, and accordingly, during 1995, the Company recorded a provision of $540,000 for the write-down of its equity investment in and loans to RCA to zero.

        This agreement does not reduce the level of the Company's general and limited partnership interests in RCA. As of December 31, 1995, approximately $3,206,000 had been advanced under this agreement since July 1993. In addition, fees and accrued interest relating to the amount advanced through December 31, 1995, of approximately $340,000 and $199,000, were expensed by the Company in 1995 and 1994, respectively. The unpaid portion of advances, fees and accrued interest as of December 31, 1995 and 1994, was $2,940,000 and $1,950,000,
respectively, and is recorded as debt related to equity investment in RCA on the Company's Consolidated Balance Sheet.

        Summary financial statement data for RCA is as follows (in thousands):


AS OF DECEMBER 31,                 1995          1994          1993
                                   ----          ----          ----
Investment properties, net    $ 113,502     $ 116,613      $119,876
Other assets                     22,623        25,312        26,730
                               --------      --------       -------
                              $ 136,125     $ 141,925      $146,606
                               --------      --------       -------
                               --------      --------       -------
Debt                          $  58,720     $ 60,895       $ 62,370
Amounts due to partners         144,035       129,150       119,389
Other liabilities                12,253        12,839        15,365
Partner's deficit               (78,883)      (60,959)      (50,518)
                               --------     ---------       -------
                              $ 136,125     $ 141,925      $146,606
                               --------      --------       -------
                               --------      --------       -------

Company's share of cash
  distributions from
  RCA, net                    $     424     $     600      $     --
                               --------     ---------      --------
                               --------     ---------      --------
Company's share of cash
  contributions to RCA        $ (1,035)     $   (511)      $ (1,698)

                               -------      --------       --------
                               -------      --------       --------
Net loss from operations:
  Revenue                     $  20,165     $  20,285      $ 19,708
                               --------      --------       -------
  Expenses:
   Operating and lease expenses  19,572        17,244        16,979
   Financing                     14,402        11,354        10,635
   Depreciation and amortization  4,115         4,019         4,040
   Property tax reduction            --        (1,891)           --
                               --------      --------      --------
                                 38,089        30,726        31,654
                               --------      --------      --------
Net loss                      $ (17,924)     $(10,441)     $(11,946)
                               --------      --------       -------
                               --------      --------       -------
Company's share of net loss
  of RCA                      $ (4,090)    $  (2,383)      $(2,726)
                               ---------     ---------      --------
                               ---------     ---------      --------


GOLDEN GATEWAY CENTER PARTNERSHIP (GGC)--SAN FRANCISCO, CALIFORNIA

        The Company owned a 32.5% partnership interest in GGC in 1992 which owned the Golden Gateway Center apartment complex. In February 1993, the Company sold 3% of its partnership interest to the other partners in GGC for cash proceeds of $1,781,000, resulting in a gain of $3,607,000. As of December 31, 1993, the Company owned a 29.5% partnership interest in GGC. In October 1994, GGC redeemed the Company's remaining 29.5% partnership interest for $21 million, resulting in a gain of $39 million. The Company accounted for its investment in GGC on the equity basis since 1991. The gain on the redemption of the Company's 29.5% partnership interest is calculated as follows (in thousands):


                 Cash proceeds                                  $21,000
                 Add: Excess of cash distributions received
                 over equity in earnings to date of GGC,
                 and reversal of accrued liabilities & reserves  18,128
                 Less: cost of sale                                 (50)
                                                                --------
                 Gain on redemption                             $39,078
                                                                --------
                                                                --------


        Summary Financial data for GGC is as follows (in thousands):


                                               FOR THE NINE
                                               MONTHS ENDED
                                               SEPTEMBER 30, 1994         1993
                                               ------------------         ----
Company's share of cash distributions from GGC           $   929      $ 1,120
                                                          ------       ------
                                                          ------       ------
Income from operations:
  Revenues                                               $15,118      $19,296
                                                          ------       ------
  Expenses:
   Operating                                               5,113        7,543
   Interest                                                5,556        7,280
   Depreciation and amortization                             771        1,104
                                                          ------       ------
                                                          11,440       15,927
                                                          ------       ------
Net income                                                 3,678      $ 3,369
                                                          ------       ------
                                                          ------       ------

Company's share of net income of GGC                     $ 1,085      $ 1,007
                                                          ------       ------
                                                          ------       ------


3. DEBT

    As of December 31, 1995 and 1994, the Company had the following debt outstanding (in thousands):


                                                                            1995                1994
                                                                            ----                ----
    Debt related to corporate, investment and hotel properties:
         Corporate debt and mortgages on real estate from
         primary lender (in accordance with Generally
         Accepted Accounting Principles the recorded amount
         of this debt differs from the face amount of the debt
         as more fully discussed on the pages that follow).
         The interest rate and security on this debt are also
         described on the pages that follow.                            $17,353             $29,446

    Other mortgages on real estate:
         South Bay Office Tower, interest payable monthly,
         fixed at 11% in 1995, and 12% thereafter until
         maturity, due December 22, 1997.                                 6,394               6,500

         Walnut Creek Executive Park, interest fixed
         at 8.5%, retired in June 1995.                                      --               8,609

         Walnut Creek Executive Park, interest
         fixed at 7.85%, due July 1, 2005                                19,841                  --

         Village Commons Shopping Center,
         interest variable at LIBOR plus 1.25%,
         (7.16% at December 31, 1995), due
         September 30, 1996.                                             15,250              15,355

    Construction loan:
         Walnut Creek Executive Park, interest
         variable at prime plus 2.75% or LIBOR plus
         4.5%, retired in June 1995.                                         --               1,239
                                                                         -------             -------
                                                                        $58,838             $61,149
                                                                         -------             -------
                                                                         -------             -------
         Debt related to equity investment in RCA,
         interest variable at prime plus 2%,
         (10.5% at December 31, 1995).                                  $ 2,940             $ 1,950
                                                                         -------             -------
                                                                         -------             -------


CORPORATE DEBT AND MORTGAGES ON REAL ESTATE FROM PRIMARY LENDER

        In December 1993, the Company completed a restructuring of its non-revolving line-of-credit, letter-of-credit, unsecured bonds, and certain mortgages with its primary lender. The new loan is in the form of a Tranche A and Tranche B Note. This restructuring was completed in order to stabilize the Company's relationship with its primary lender. The Company has also posted an $850,000 letter of credit in favor of the primary lender in connection with this restructuring.

        The Tranche A Note (Note A), with a face amount of approximately $11.4 million as of December 31, 1995 is recourse debt to the Company and its subsidiaries, and is cross collateralized with several properties. Note A has a variable interest rate at LIBOR plus 2.5% (8.44% at December 31, 1995) payable monthly. The LIBOR rate may be fixed up to one year for minimum contract amounts of $1 million. A principal payment of $250,000 is due each quarter.
The Company made the mandatory $250,000 quarterly principal payments during the first three quarters of 1995 but did not make the mandatory $250,000 principal payment due on October 1, 1995. On January 15, 1996, the Company made the October 1995 mandatory principal payment and received a waiver of default from the lender. During the term of this loan, the Company has remained current on all interest payments.

        In addition to the quarterly installments, Note A also requires principal payments of $5 million by January 31, 1995 and $15 million by March
31, 1996.   In 1994, the Company satisfied the $5 million required principal payment and $13.5 million of the required $15 million with the $18.5 million paid to the primary lender in October 1994 from a portion of the proceeds from the redemption of its partnership interest in GGC. The Company satisfied the remaining $1.5 million installment from the $11.3 million paid to the lender in June 1995 from a portion of the proceeds from the refinancing of the loan on Walnut Creek Executive Park more fully discussed below. Note A matures November 1, 1997.

        The Tranche B Note (Note B) with a face amount of approximately $5.9 million as of December 31, 1995 (including accrued interest) is non-recourse debt cross collateralized with the same partnership interest and properties as Note A. Note B has a fixed interest rate of 9% that accrues and defers until maturity at November 1, 1997.

        In connection with the 1993 restructuring, the Company issued to the primary lender warrants to acquire up to two million shares of the Company's common stock. The exercise price for the warrants is $2.875 per share.
Warrants to acquire one million shares were immediately exercisable. Warrants to acquire 350,000 shares were canceled on January 31, 1995, in connection with a repayment of $18.5 million to the primary lender in October 1994. As a result of the refinancing of the Walnut Creek Executive Park ("WCEP") mortgage, discussed below, the Company achieved the level of debt repayments necessary to cancel 650,000 warrants issued to the primary lender in December 1993, leaving one million exercisable warrants outstanding. However, in June 1995, the Company entered into a letter agreement with its primary lender that allowed the 650,000 warrants to remain outstanding, until repayment of the balance of the November 1994 construction loan was repaid in, full in exchange for the primary lender receiving lower release prices on the June 1995 WCEP refinancing and the sale of the Walnut Creek parcel of land. During the third quarter of 1995, the remaining outstanding balance on the construction loan was repaid in full and the 650,000 warrants were canceled as of September 30, 1995.

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

        The Company has valued the one million warrants that were exercisable at December 31, 1993, at $1.89 million which is recorded as equity in the Company's Consolidated Balance Sheet.

        Statement of Financial Accounting Standards No. 15 requires the Company to account for future interest resulting from this restructuring using an imputed interest rate versus the stated rates on the Notes A and B. In addition, the primary lender's cancellation of debt of $4 million at the time of the restructuring was not recognized for financial reporting purposes. The imputed interest rates as of December 31, 1995 and December 31, 1994, were approximately 4.4% and 5.4%, respectively. As a result, the amount of interest recorded for financial reporting purposes is lower than the stated interest on the face amount of the debt by approximately $479,000 for 1995 and $450,000 for 1994. The face amounts of debt and accrued interest with the primary lender as of December 31, 1995 and December 31, 1994, are approximately $17.3 million and $28 million, respectively.

OTHER MORTGAGES ON REAL ESTATE

WALNUT CREEK EXECUTIVE PARK REFINANCING

        In June 1995, the Company completed the refinancing of $20,000,000 of debt related to Walnut Creek Executive Park. This debt was due in the fourth quarter of 1997. The new loan carries a 7.85% annual interest rate until maturity with fixed monthly amortization and interest payments of approximately $162,000. The loan is amortized over 20 years and is due July 1, 2005. The new loan has a prepayment penalty and is non-recourse to the Company. In addition, the new loan requires the Company to fund a reserve for future tenant improvements of $9,314 per month in the first twenty four months of the loan,
and increasing to $17,647 per month in months 25 through 68 of the loan.   The
portion of the reserve funded and unspent through December 31, 1995 amounted to $56,000 and is included as cash restricted for capital improvements on the Company's Consolidated Balance Sheet. As a result of this refinancing, the Company has written off the unamortized portion of the loan fees associated with the debt that was retired, which amounted to $233,000 and is recorded as an extraordinary item.

SOUTH BAY OFFICE TOWER (SBOT) REFINANCING

        In December 1994, the Company completed the refinancing of SBOT with its existing lender for $6.5 million. The new loan carries an 11% annual interest rate in 1995 and 12% thereafter until maturity, with fixed monthly amortization payments of $68,000, and is due December 22, 1997. This new loan may be prepaid at any time without penalty and is non-recourse to the Company. A portion of the loan proceeds are subject to the terms and conditions of a Disbursement Agreement with the lender to fund tenant improvements, leasing commissions and capital improvements. These funds are classified on the Company's Consolidated Balance Sheet as cash restricted for capital improvements. As a result of this refinancing, the Company has written off the unamortized portion of the 1993 loan fees of $325,000 which is recorded as an extraordinary item in 1994. The Company capitalized approximately $218,000 of loan fees in connection with the 1994 refinancing.

MOUNTAIN BAY PLAZA (MBP) SETTLEMENT

        The Company and MBP's lender entered into a Settlement Agreement and Mutual Release. As a result, the Company eliminated the asset and debt from its Consolidated Balance Sheet as of December 31, 1994.

CONSTRUCTION LOAN

        In November 1994, the Company obtained a $4 million construction loan from its primary lender. The funds from this loan were used exclusively to fund tenant improvement costs and leasing commissions. The loan had a variable interest rate at either the prime rate plus 2.75% or LIBOR plus 4.5%, payable monthly. Fixed monthly principal payments of $257,634 were paid each month commencing December 15, 1994 through March 15, 1995, at which time payments were based on a formula calculated from cash flows as defined in the loan agreement. The Company repaid this loan in 1995 from a combination of monthly principal payments, cash flow payments and the sale of the parcel of land in Walnut Creek.

LOAN MATURITIES

        The maturities of debt outstanding as of December 31, 1995, and required minimum principal payments in each of the next five years are summarized as follows (in thousands):


                             Debt Related    Debt
                             To Corporate,   Related to
                             Investment      Equity
                             and Hotel       Investment
                             Properties     in RCA
                             ------------    ----------
         1996                 $16,954          $   --
         1997                  23,361              --
         1998                     471              --
         1999                     510              --
         2000                     551              --
         Thereafter            16,991           2,940
                              -------          ------
                              $58,838          $2,940
                              -------          ------
                              -------          ------


    Approximately $15,225,000 of the 1996 maturities are expected to be repaid with the proceeds from the sale of the Florida shopping center which is anticipated to close in April 1996. Approximately $17.3 million of the above scheduled 1997 maturities are expected to be repaid with the proceeds from the sale of the Arizona hotel which is scheduled to close prior to December 1996. The Company can make no assurances that these sales will be completed.

4.  OTHER RELATED PARTY ITEMS

    One of the Company's seven directors as of December 31, 1995 was a Director of Perini Corporation as of December 31, 1994 and 1993. A wholly owned subsidiary of the Perini Corporation is the managing general partner of RCA.

5.  INCOME TAXES

    Effective January 1, 1993, the Company provides for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). For years 1992 and prior, the Company accounted for income taxes in accordance with Accounting Principles Board Opinion No. 11. There was no financial statement impact from the adoption of SFAS 109.

    The deferred income tax (provision) benefit represents the tax effect of temporary differences between income (loss) determined for financial reporting and for income tax purposes. The Company has a tax net operating loss carryover for Federal income tax purposes of approximately $11.7 million, which will expire between 2005 and 2010. The Company has an investment tax credit carryover totaling approximately $1.5 million which will expire between 2000 and 2003.
The Company also has an alternative minimum tax credit carryover for Federal income tax purposes of approximately $730,000 which can be carried forward indefinitely.

    The components of the deferred tax assets and deferred tax liabilities are as follows at December 31, 1995 (in thousands):


                                                 FEDERAL       STATE        TOTAL
                                                 -------       -----        -----
Deferred tax assets:
 Cancellation of debt                            $  200     $    50     $    250
 Net operating loss carryover                     3,461         281        3,742
 Tax credits carryover                            2,202          --        2,202
 State deferred tax                                 637          --          637
                                                 -------     -------     --------
                                                 $6,500     $   331     $  6,831
                                                 -------     -------     --------
                                                 -------     -------     --------
Deferred tax liabilities:
 Excess tax depreciation                        $(2,082)    $  (536)    $ (2,618)
 Prepaid Rent                                    (    1)         --       (    1)
Excess partnership losses from RCA               (6,279)     (1,616)      (7,895)
                                                 -------     -------     --------
                                                $(8,362)    $(2,152)    $(10,514)
                                                 -------     -------     --------
                                                 -------     -------     --------


    The table below reconciles the difference between the statutory Federal income tax rate and the effective rate in the Company's Consolidated Statement of Income (Loss).


                                                        PERCENTAGES
                                                        -----------

                                                   1995     1994     1993
                                                   ----     ----     ----

Statutory Federal income tax rate                 (34)%     35%       34%
         State income tax                                   (7)        6
         --
Net operating losses not currently benefited       --       --        --
                                                   --       --        --
                                                  (41)      41       (34)
Change in valuation reserve                        --      (21)       34
                                                   --       --        --
Effective tax rate provision (benefit)            (41)%     20%       --%
                                                  -----    ----      ----
                                                  -----    ----      ----


    The components of the (provision) benefit for income taxes were as follows (in thousands):



                                     1995            1994          1993
                                     ----            ----          ----

Federal - current                 $   --         $  (675)       $   --
Federal - deferred                 1,608          (3,203)           --
State - current                       --          (1,279)           (4)
State - deferred                     275          (2,218)           --
                                  ------         --------       ------
                                  $1,883         $(7,375)       $   (4)
                                  ------         --------       -------
                                  ------         --------       -------


6.  LESSOR ARRANGEMENTS

    As of December 31, 1995, approximately 671,500 of a total of approximately 725,200 square feet or 92.6% of the Company's (100% owned) commercial space was leased, excluding the Village Commons Shopping Center. The terms of the leases generally require tenants to pay base rent plus their proportionate share of certain operating expenses or expense increases. Minimum rental amounts due to the Company pursuant to these operating leases through expiration are as follows (in thousands):


                        1996                      $8,041
                        1997                       7,161
                        1998                       6,249
                        1999                       4,987
                        2000                       2,226
                        Thereafter                 5,044
                                                 --------
                                                 $33,708
                                                 --------
                                                 --------


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

     As of December 31, 1995, a total of 182,850 options were outstanding and under the terms of the plan no further shares were available for grant. Of the outstanding options, 100,000 and 20,500 are fully vested and exerciseable at $3.625 and $3.688 per share, respectively. An additional 35,000 outstanding options are exercisable in equal cumulative installments over five years beginning in 1993 at prices ranging from $2.968 to $3.125 per share. There are 5,000 outstanding options which are exercisable in equal cumulative installments over five years beginning in 1994 at $2.344 per share. The remaining 22,350 outstanding options are exercisable in equal cumulative installments over five years beginning in 1995 at prices ranging from $3.563 to $4.56 per share.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock Based Compensation" (SFAS 123), which establishes financial accounting and reporting standards for stock based employee compensation plans. SFAS 123 becomes effective for the Company in its 1996 fiscal year. This statement encourages a "fair value based method" of accounting for an employee stock option or similar equity instrument which calls for compensation cost to be measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. In accordance with the provisions of SFAS 123, the Company will record measurement of compensation for its stock plans using the "intrinsic value based method" of accounting, with disclosure of the pro forma impact on net income and earnings per share as if the "fair value based method" of accounting had been applied. The Company plans to adopt SFAS 123 in 1996 and believes that the adoption will not have a material impact upon its financial position and results of operations.

    In 1995 the Company issued, as 1994 executive compensation for Roger D. Snell, 12,632 shares of Common Stock of the Company, held as Treasury Stock, representing the cash equivalent of $45,000, based upon the mean between the high and low sales prices for such shares reported on the date of the grant, December 5, 1994.

SIMPLIFIED EMPLOYEE PENSION PLAN

    The Company has adopted a Simplified Employee Pension Plan (SEP) pursuant to which the Company contributes a percentage of each eligible employee's compensation to an Individual Retirement Account maintained by the employee. All SEP contributions are fully vested. Contributions for 1995, 1994 and 1993 were $9,900, $4,000 and $7,000, respectively. The SEP was discontinued as of January 1, 1996.

401(k) PLAN

    Effective January 1, 1996, the Company adopted a non-contributory 401(k) Plan. All 401(k) Plan contributions are fully vested. The level of any Company contributions are subject to annual review and approval of the Company's Board of Directors. As of December 31, 1995 no contributions had been made to this plan.

8.  QUARTERLY FINANCIAL DATA (Unaudited)

    The following tables set forth unaudited quarterly financial data (in thousands, except per share amounts) for each of the two years ended December 31, 1995 and December 31, 1994.

                                                                     BY QUARTER

                       1995                   FIRST      SECOND        THIRD     FOURTH       TOTAL

Investment properties income (loss)          $  471      $  286      $  (144)    $  134      $   747
                                             -------     -------     --------    -------     --------
                                             -------     -------     --------    -------     --------

Hotel property income (loss)                    843         248         (205)       272        1,158
                                             -------     -------     --------    -------     --------
                                             -------     -------     --------    -------     --------

Equity in partnership losses                   (785)       (982)        (941)    (1,382)      (4,090)
                                             -------     -------     --------    -------     --------
                                             -------     -------     --------    -------     --------

Gain on sale of real estate asset                --         177           --         --          177
                                             -------     -------     --------    -------     --------
                                             -------     -------     --------    -------     --------

Extraordinary loss from
extinguishment of debt                           --        (233)          --         --         (233)
                                             -------     -------     --------    -------     --------
                                             -------     -------     --------    -------     --------

Net income (loss)                            $   72      $ (626)     $(1,398)    $ (777)     $(2,729)
                                             -------     -------     --------    -------     --------
                                             -------     -------     --------    -------     --------

Income (loss) per share, primary:

Income (loss) before extraordinary item      $ 0.02      $(0.09)     $ (0.34)    $(0.19)     $ (0.60)

Extraordinary item                               --       (0.06)          --         --        (0.06)
                                             -------     -------     --------    -------     --------
Net income (loss)                            $ 0.02      $(0.15)     $ (0.34)    $(0.19)     $ (0.66)
                                             -------     -------     --------    -------     --------
                                             -------     -------     --------    -------     --------

Income (loss) per share, fully diluted:

Income (loss) before extraordinary item      $ 0.02      $(0.09)     $ (0.34)    $(0.19)     $ (0.60)

Extraordinary item                               --       (0.06)          --         --        (0.06)
                                             -------     -------     --------    -------     --------

Net income (loss)                            $ 0.02      $(0.15)     $ (0.34)    $(0.19)     $ (0.66)
                                             -------     -------     --------    -------     --------
                                             -------     -------     --------    -------     --------



                                                                   BY QUARTER

        1994                                 FIRST       SECOND       THIRD      FOURTH        TOTAL

Investment properties income (loss)          $  371      $ (243)     $ (240)     $   497     $   385
                                             -------     -------     --------    -------     --------
                                             -------     -------     --------    -------     --------

Hotel property income (loss)                    888         218        (314)          35         827
                                             -------     -------     --------    -------     --------
                                             -------     -------     --------    -------     --------

Equity in partnership losses                   (214)       (332)        (73)        (679)     (1,298)
                                             -------     -------     --------    -------     --------
                                             -------     -------     --------    -------     --------

Gain on disposition of partnership interest      --          --          --       39,078      39,078
                                             -------     -------     --------    -------     --------
                                             -------     -------     --------    -------     --------

Gain on sale of real estate asset                --          --         661            3         664
                                             -------     -------     --------    -------     --------
                                             -------     -------     --------    -------     --------

Extraordinary loss from
extinguishment of debt                           --          --          --         (325)       (325)
                                             -------     -------     --------    -------     --------
                                             -------     -------     --------    -------     --------

Net income (loss)                            $  929      $ (827)     $ (509)     $29,224     $28,817
                                             -------     -------     --------    -------     --------
                                             -------     -------     --------    -------     --------

Income (loss) per share, primary:

Income (loss) before extraordinary item      $ 0.23      $(0.20)     $(0.12)     $  7.19     $  7.10

Extraordinary item                               --          --          --        (0.08)      (0.08)
                                             -------     -------     --------    -------     --------

Net income (loss)                            $ 0.23      $(0.20)     $(0.12)     $  7.11     $  7.02
                                             -------     -------     --------    -------     --------
                                             -------     -------     --------    -------     --------

Income (loss) per share, fully diluted:

Income (loss) before extraordinary item      $ 0.22      $(0.20)     $(0.12)     $  7.06     $  6.96

Extraordinary item                               --          --          --        (0.08)      (0.08)
                                             -------     -------     --------    -------     --------

Net income (loss)                              0.22      $(0.20)     $(0.12)     $  6.98     $  6.88
                                             -------     -------     --------    -------     --------
                                             -------     -------     --------    -------     --------


                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF PACIFIC GATEWAY PROPERTIES, INC.:

    We have audited the accompanying consolidated balance sheets of Pacific Gateway Properties, Inc. (a New York corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income
(loss), stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Gateway Properties, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP

San Francisco, California
March 12, 1996

                                    PACIFIC GATEWAY PROPERTIES, INC.

                        SCHEDULE III-- REAL ESTATE AND ACCUMULATED DEPRECIATION

                                           DECEMBER 31, 1995
                                             (IN THOUSANDS)


                                                   Initial Cost
                                                     to Company                Gross Carrying Amount
                                                    (Note 1)              Subsequent     December 31, 1995
                                                     ------------         Costs,         ---------------------
                                  Encumbrances             Building       Capitalized    Buildings,     Total
Description                       (Note 4)       Land      Improvements   Improvements   Improvements   (Note 2)
- -----------                       --------       ----      ------------   -------------  ------------   --------
Office Building--San Jose, CA       $6,394        $3,439     $13,754         $2,201         $15,955      $19,394
Office/Commercial Buildings --
 Walnut Creek, CA. (Twelve
 Buildings) (Notes 4 and 6)         19,841         1,357      12,086          6,594          18,680       20,037
Office/Industrial Building--
 Tucson, AZ. (Notes 4 and 6)            --           147         621            395           1,016        1,163
Office/Industrial Building--
 Needham, MA. (Note 5)                  --           494       4,006            188           4,194        4,688
Office Building--Fort Lauderdale,
 FL. (Note 4 and 6)                     --            44         299              5             304          348
Mortgage Debt and Loan Cost
 Related to Primary Lender
 (Note 4)                           17,353            --          --             48              48           48
                                   -------       -------     -------        -------         -------      -------

           Sub-total                43,588         5,481       30,766         9,431          40,197       45,678
                                   -------       -------     -------        -------         -------      -------

Assets held for Sale
- --------------------

Hotel--Tucson, AZ. (Note 4)             --         3,584      18,583            243          18,826       22,410
Shopping Center--West Palm
 Beach, FL. (Note 6)                15,250         6,105       2,027            464           2,491        8,596
                                   -------       -------     -------        -------         -------      -------

           Sub-total                15,250         9,689      20,610            707          21,317       31,006
                                   -------       -------     -------        -------         -------      -------

                                   $58,838       $15,170     $51,376        $10,138         $61,514      $76,684
                                   -------       -------     -------        -------         -------      -------
                                   -------       -------     -------        -------         -------      -------

                                  Accumulated
                                  Depreciation
                                  and Amortization
                                  and Provision
                                  for Write-down
                                  to Net            1995
                                  Realizable        Projected
                                  Value             Tax Basis      Date of Construction/
Description                       (Note 3)          (Note 8)       Acquistion
- -----------                       ------------      --------       ----------

Office Building--San Jose, CA      $ 5,064           $12,107        1972/1985
Office/Commercial Buildings --
 Walnut Creek, CA. (Twelve                                          1975 to
 Buildings) (Notes 4 and 6)          4,211           $17,447        1986/1988
Office/Industrial Building--
 Tucson, AZ. (Notes 4 and 6)           250           $ 1,099        1987/1988
Office/Industrial Building--
 Needham, MA. (Note 5)               2,504           $ 2,016        1961/1984
Office Building--Fort Lauderdale,
 FL. (Note 4 and 6)                     58           $   320        1986/1988
Mortgage Debt and Loan Cost
 Related to Primary Lender
 (Note 4)                               19
                                   -------

           Sub-total                12,106
                                   -------

Assets held for Sale
- --------------------

Hotel--Tucson, AZ. (Note 4)          8,080           $ 9,887        1985/1985
Shopping Center--West Palm
 Beach, FL. (Note 6)                   696           $ 8,307        1987/1988
                                   -------

           Sub-total                 8,776
                                   -------

                                   $20,882
                                   -------
                                   -------


          See accompanying notes on the following page

                   PACIFIC GATEWAY PROPERTIES, INC.

                       DECEMBER 31, 1995
                         (IN THOUSANDS)

NOTE 1 The original cost basis of the above properties for financial statement and tax purposes is substantially the same.

NOTE 2 The changes in the total cost of land, buildings, and improvements for the three years ended December 31, are as follows:


                                            1995           1994      1993
    Balance at beginning of period          $76,500      $101,485    $103,930
    Additions                                 2,177         4,687         124
    Write-off of fully amortized items       (1,679)         (884)     (1,399)
    Cost of disposed properties                (314)      (28,788)     (1,170)
                                            -------      --------    --------
    Balance at end of period                $76,684      $ 76,500    $101,485
                                            -------      --------    --------
                                            -------      --------    --------


NOTE 3 The changes in accumulated depreciation and amortization and the provision for write-down to net realizable value for the three years ended December 31, are as follows:


                                                         1995     1994      1993
                                                         ----     ----      ----
Balance at beginning of period                         $19,807   $27,065   $25,447
Provision for write-down to net realizable value            --     1,000     1,000
Depreciation expense                                     2,795     2,136     2,961
Write-off of fully amortized items                      (1,679)     (884)   (1,399)
Relief of accumulated balances and provision for
     write-down to net realizable value related
     to disposed properties                               ( 41)   (9,510)    ( 944)
                                                       -------   -------   -------

Balance at end of period                               $20,882   $19,807   $27,065
                                                       -------   -------   -------
                                                       -------   -------   -------

NOTE 4 Registrant's interest in these properties are pledged in support of Registrant's primary lender's debt agreement. Such agreement also provides for cross-collateralization with the primary lender's mortgages on the Registrant's properties in Walnut Creek, CA (in 1994 and 1993 only), Fort Lauderdale FL, and both the office/industrial building and the hotel in Tucson, AZ.

NOTE 5 This property is pledged in support of a $4.5 million letter-of-credit of which $3.65 million is posted in favor of the lender on Rincon Center and $850,000 is posted as additional collateral in connection with the debt collateralized by the Registrant's Arizona properties and Florida office building.

NOTE 6 These properties were obtained by Golden Gate Building Company pursuant to tax-deferred exchanges of interests in the Alcoa Building and distributed to the Registrant.

NOTE 7 The total provision for write-down to net realizable value pertains to 410 First Avenue.

NOTE 8   The sale of a property may result in substantial tax liability.

                               RINCON CENTER ASSOCIATES
                           A CALIFORNIA LIMITED PARTNERSHIP

                                 FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1995 AND 1994
                            TOGETHER WITH AUDITORS' REPORT

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of Rincon Center Associates, a California Limited Partnership:

We have audited the accompanying balance sheets of Rincon Center Associates (a California Limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' deficit and cash flows for each of the three years ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rincon Center Associates, a California Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years ended December 31, 1995, in conformity with generally accepted accounting principles.





ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 26, 1996

                               RINCON CENTER ASSOCIATES
                           A CALIFORNIA LIMITED PARTNERSHIP

                      BALANCE SHEETS--DECEMBER 31, 1995 AND 1994


                                              ASSETS
                                                                                      1995                1994
CASH                                                                             $     139,000       $      66,000

ACCOUNTS RECEIVABLE, NET RESERVES OF $45,000 AT DECEMBER 31, 1994                      721,000             731,000

DEFERRED RENT RECEIVABLE                                                             4,994,000           6,970,000

NOTES RECEIVABLE, NET OF RESERVES OF $155,000 AT DECEMBER 31, 1995 AND 1994         14,966,000          15,361,000

REAL ESTATE USED IN OPERATIONS, NET                                                111,541,000         114,552,000

LEASEHOLD IMPROVEMENTS, NET                                                          1,961,000           2,061,000

OTHER ASSETS, NET                                                                    1,803,000           2,184,000
                                                                                 -------------       -------------

       Total assets                                                              $ 136,125,000       $ 141,925,000
                                                                                 -------------       -------------
                                                                                 -------------       -------------

                               LIABILITIES AND PARTNERS' DEFICIT

CONSTRUCTION NOTES PAYABLE                                                       $  58,720,000       $  60,895,000

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                             3,978,000           2,920,000

ACCRUED GROUND RENT LIABILITY, NET                                                   6,669,000           6,978,000

ACCRUED LEASE LIABILITY, NET                                                           538,000           1,801,000

DEFERRED INCOME                                                                      1,068,000           1,140,000

ACCRUED INTEREST DUE GENERAL PARTNERS                                               50,817,000          41,107,000

DUE TO PERINI LAND AND DEVELOPMENT COMPANY                                          74,584,000          70,444,000

DUE TO PACIFIC GATEWAY PROPERTIES, INC.                                             18,634,000          17,599,000
                                                                                 -------------       -------------

        Total liabilities                                                          215,008,000         202,884,000

COMMITMENTS AND CONTINGENCIES (Notes 3, 5 and 6)

PARTNERS' DEFICIT                                                                  (78,883,000)        (60,959,000)
                                                                                 -------------       -------------

        Total liabilities and partners' deficit                                  $ 136,125,000       $ 141,925,000
                                                                                 -------------       -------------
                                                                                 -------------       -------------


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               RINCON CENTER ASSOCIATES
                           A CALIFORNIA LIMITED PARTNERSHIP

                               STATEMENTS OF OPERATIONS
              FOR THE THREE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                              1995                1994                1993
REVENUE:
 Rental income                            $ 17,307,000        $ 17,352,000        $ 17,083,000
 Parking and other income                    1,305,000           1,267,000           1,260,000
                                          ------------        ------------        ------------

       Total revenue                        18,612,000          18,619,000          18,343,000

EXPENSES:
 Operating                                   5,286,000           4,952,000           5,132,000
 Administrative and other                    1,375,000           1,389,000           1,556,000
 Property taxes and insurance                1,887,000           1,655,000           2,438,000
 Leases                                      6,336,000           4,910,000           4,515,000
 Ground rent                                 4,689,000           4,337,000           3,391,000
 Interest and letter-of-credit fees         14,402,000          11,354,000          10,582,000
 Depreciation and amortization               4,115,000           4,019,000           4,040,000
                                          ------------        ------------        ------------

       Total expenses                       38,090,000          32,616,000          31,654,000
                                          ------------        ------------        ------------

       Net loss from operations            (19,478,000)        (13,997,000)        (13,311,000)

PROPERTY TAX REDUCTION                               -           1,891,000                   -

INTEREST INCOME                              1,554,000           1,665,000           1,365,000
                                          ------------        ------------        ------------

       Net loss                           $(17,924,000)       $(10,441,000)       $(11,946,000)
                                          ------------        ------------        ------------
                                          ------------        ------------        ------------


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               RINCON CENTER ASSOCIATES
                           A CALIFORNIA LIMITED PARTNERSHIP

                      STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
              FOR THE THREE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                  GENERAL        LIMITED
                                  PARTNERS       PARTNERS        TOTAL
BALANCE, DECEMBER 31, 1992      $(19,190,000)  $(19,382,000)  $(38,572,000)

  Net loss                        (5,985,000)    (5,961,000)   (11,946,000)
                                ------------   ------------   ------------

BALANCE, DECEMBER 31, 1993       (25,175,000)   (25,343,000)   (50,518,000)

  Net loss                        (5,231,000)    (5,210,000)   (10,441,000)
                                ------------   ------------   ------------

BALANCE, DECEMBER 31, 1994       (30,406,000)   (30,553,000)   (60,959,000)

  Net loss                        (8,980,000)    (8,944,000)   (17,924,000)
                                ------------   ------------   ------------

BALANCE, DECEMBER 31, 1995      $(39,386,000)  $(39,497,000)  $(78,883,000)
                                ------------   ------------   ------------
                                ------------   ------------   ------------

PARTNERS' PERCENTAGE INTEREST        50.1%          49.9%         100.0%
                                ------------   ------------   ------------
                                ------------   ------------   ------------


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               RINCON CENTER ASSOCIATES
                           A CALIFORNIA LIMITED PARTNERSHIP

                               STATEMENTS OF CASH FLOWS
              FOR THE THREE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                           1995                1994                1993

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                               $(17,924,000)       $(10,441,000)       $(11,946,000)
 Adjustments to reconcile net loss to net cash used in operating activities-
   Depreciation and amortization                                           4,115,000           4,019,000           4,040,000
   Amortization of deferred income                                           (72,000)           (400,000)                  -
   Decrease (increase) in accounts receivable                                 10,000            (531,000)          2,030,000
   Decrease (increase) in deferred rent receivable                         1,976,000             913,000            (257,000)
   (Increase) decrease in other assets                                       (95,000)            357,000            (214,000)
   Increase (decrease) in accounts payable and accrued
     liabilities                                                           1,058,000            (496,000)           (191,000)
   Decrease in accrued ground rent liability                                (309,000)           (329,000)           (329,000)
   (Decrease) increase in accrued lease liability                         (1,263,000)         (1,301,000)             72,000
   Increase in accrued interest due general partners                       9,710,000           7,206,000           6,469,000
                                                                        ------------        ------------        ------------

            Net cash used in operating activities                         (2,794,000)         (1,003,000)           (326,000)
                                                                        ------------        ------------        ------------

CASH FLOW FROM INVESTING ACTIVITIES:
 Expenditure on real estate used in operations                              (348,000)           (362,000)           (642,000)
 Additions to leasehold improvements                                        (180,000)            (81,000)           (118,000)
 Additions to fixed assets                                                         -                   -             (30,000)
 Increase in notes receivable                                                      -                   -          (6,000,000)
 Payments on notes receivable                                                395,000             312,000             312,000
                                                                        ------------        ------------        ------------

            Net cash used in investing activities                           (133,000)           (131,000)         (6,478,000)
                                                                        ------------        ------------        ------------

CASH FLOW FROM FINANCING ACTIVITIES:
 Payments on construction notes payable                                   (2,175,000)         (1,475,000)         (1,854,000)
 Advances from general partners                                            5,175,000           2,555,000           8,506,000
                                                                        ------------        ------------        ------------

            Net cash provided by financing activities                      3,000,000           1,080,000           6,652,000
                                                                        ------------        ------------        ------------

INCREASE (DECREASE) IN CASH                                                   73,000             (54,000)           (152,000)

CASH, BEGINNING OF YEAR                                                       66,000             120,000             272,000
                                                                        ------------        ------------        ------------


CASH, END OF YEAR                                                       $    139,000        $     66,000        $    120,000
                                                                        ------------        ------------        ------------
                                                                        ------------        ------------        ------------


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               RINCON CENTER ASSOCIATES
                           A CALIFORNIA LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 1995

(1) PARTNERSHIP ORGANIZATION

    Rincon Center Associates, a California Limited Partnership (the Partnership), was formed on September 18, 1984, to lease and develop land and buildings located in the Rincon Point-South Beach Redevelopment Project Area in the City and County of San Francisco, California. The Rincon Center Project (the Project) compromises commercial and retail space, 320 rental housing units and associated off-street parking. The Project was developed in two distinct segments: Rincon One and Rincon Two.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF ACCOUNTING

    The accompanying financial statements have been prepared using the accrual basis of accounting.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates with regard to these financial statements relate to the estimating of net realizable value of real estate used in operations and the potential liability in conjunction with certain contingencies and commitments. Actual results could differ from these estimates.

                               RINCON CENTER ASSOCIATES
                           A CALIFORNIA LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 1995

                                     (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    REAL ESTATE USED IN OPERATIONS

    Real estate used in operations includes all costs capitalized during the development of the Project. These costs include interest and financing costs, ground rent expense during construction, property taxes, tenant improvements and other capitalizable overhead costs. This real estate investment is stated at the lower of cost or market when there is a permanent impairment in the carrying value of the investment. Impairment in the carrying value of the properties is measured by estimating the future cash flows expected to result from the properties in the ordinary course of business and the conversion of the housing units to condominiums and resulting sale and eventual sale of the commercial and retail properties.

    DEPRECIATION AND AMORTIZATION

    The Partnership uses the straight-line method of depreciation. The significant asset groups and their estimated useful lives are:

              Structural components of buildings        60 years
              Nonstructural components of buildings     25 years
              All other depreciable assets            3-30 years

    Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the lease terms.

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

                              RINCON CENTER ASSOCIATES
                           A CALIFORNIA LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 1995

                                     (CONTINUED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    STATEMENTS OF CASH FLOWS

    Cash paid for interest was $2,541,000, $2,191,000 and $2,414,000 in 1995,
    1994 and 1993, respectively.

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

    Three amendments to the master lease agreement were made in 1993 in connection with the extension of Chrysler's existing financing on the property (Note 3). The rent schedule was revised which resulted in adjustments to the accrued lease liability in order to normalize the rent expense over the remaining lease term.

    OTHER ASSETS

    Other assets include prepaid expenses, deferred lease commissions and fixed assets. Deferred lease commissions are amortized over the life of the lease. Fixed assets are depreciated over the life of the asset, which is generally five years.

(3) OPERATING LEASE, RINCON ONE

    On June 24, 1988, the Partnership sold Rincon One to Chrysler and subsequently leased the property back under a master lease with a basic term of 25 years, with four five-year renewal options at the Partnership's discretion. The transaction was accounted for as a sale and operating leaseback and the gain on the sale of $1,540,000 was deferred and is currently being amortized over a 25-year period which is recorded as a reduction to expenses--leases in the accompanying statements of operations. The Partnership had not recorded any amortization related to this deferred gain through December 31, 1993.

                               RINCON CENTER ASSOCIATES
                           A CALIFORNIA LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 1995

                                     (Continued)

(3) OPERATING LEASE, RINCON ONE (Continued)

    In connection with the sale and operating leaseback of Rincon One, Chrysler assumed and agreed to satisfy the Partnership's financing obligations. The Partnership, in accordance with the master lease and several amendments in 1993, agreed to obtain a financial commitment on behalf of Chrysler to replace at least $43,000,000 of Chrysler's long-term financing by July 1, 1993. To satisfy this commitment, the Partnership successfully extended existing financing to July 1, 1998. To complete the extension, the Partnership had to advance funds sufficient to reduce the financing from $46,500,000 to $40,500,000. At December 31, 1995, the financing obligation outstanding was approximately $38,200,000. The Partnership received a 10% secured note in the principal amount of $6,000,000 from Chrysler upon the Partnership's advance of funds to reduce the financing. In addition, as part of the obligations of the extension, the Partnership will have to further amortize the financing from its current level to $33,000,000 by July 1, 1998. If, by January 1, 1998, the Partnership has not received a further extension or new commitment for financing on the property for at least $33,000,000, Chrysler will have the right under the lease to require the Partnership to purchase the property for a stipulated amount significantly in excess of the financing obligation, net of the note receivable (approximately $18,800,000 in excess of the then outstanding financing obligation). The Partnership intends to obtain financing meeting the conditions of the lease prior to January 1, 1998.

    Payments under the master lease agreement may be adjusted to reflect adjustments in the rate of interest payable by Chrysler on the Rincon One debt. Future minimum lease payments based on scheduled payments under the master lease agreement are as follows:

                                1996            $6,558,000
                                1997             5,959,000
                                1998             5,696,000
                                1999             5,875,000
                                2000             5,875,000
                                Thereafter      73,432,000


                               RINCON CENTER ASSOCIATES
                           A CALIFORNIA LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 1995

                                     (CONTINUED)

4)  NOTES RECEIVABLE

    At December 31, 1995 and 1994, the Partnership had the following notes receivable:

                                                        1995          1994
Due from Chrysler secured by second deed of trust
on Rincon One, bearing interest at 10 percent,
with monthly principal and interest payments of
$150,285 in 1995 and 1994; unpaid balance due July
2013                                                  $14,904,000    $15,200,000

Notes from tenants secured by tenant improvements,
bearing interest at 8 percent to 11 percent,
with maturitiesfrom 1996 to 2001,
due in monthly installments                                62,000        161,000
                                                      -----------    -----------

                                                      $14,966,000     15,361,000
                                                      -----------    -----------
                                                      -----------    -----------


(5) GROUND LEASE
    The Partnership entered into a 65-year ground lease with the United States Postal Service for the Project property on April 19, 1985. On June 24, 1988, this lease was bifurcated into two leases (Rincon One and Rincon
    Two). Under the terms of the leases, the Partnership must make monthly lease payments (Basic Rent) of $140,415 and $239,085 for Rincon One and Rincon Two, respectively. In April 1994, and every six years thereafter, the monthly base payments can be increased based on the increase in the Consumer Price Index subject to a minimum of 5 percent per year and a maximum of 8 percent per year. In addition, the Basic Rent can be increased based on reappraisal of the underlying property on the occurrence of certain events if those events occur prior to the regular reappraisal dates of April 19, 2019, and each twelfth year thereafter for the remainder of the lease term.

    The lease agreement calls for the payment of certain percentage rents based on revenues received from the subleasing of the Rincon One building. Percentage rents paid in 1995, 1994 and 1993, were $262,000, $275,000 and $259,000, respectively.

    This lease has been accounted for as an operating lease, with minimum future lease payments of:

                         1996            $  4,690,000
                         1997               4,645,000
                         1998               4,554,000
                         1999               4,554,000
                         2000               5,507,000
                         Thereafter       888,312,000


                               RINCON CENTER ASSOCIATES
                           A CALIFORNIA LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 1995

                                     (CONTINUED)

(5) GROUND LEASE (Continued)

    Under the provisions of the original lease, no lease payments were to be made from the inception of the lease (April 19, 1985) until April 18, 1987, and one-half of the regular monthly payment was due for the period from April 19, 1987 to April 18, 1988. However, as allowed by the lease agreement, the Partnership deferred the payment of Basic Rent until the initial occupancy date, February 8, 1988. At December 31, 1995 and 1994, the deferred Basic Rent and interest for the period April 19, 1987 to April 18, 1988, amounted to $290,000 and $420,000, respectively, and are being paid in 120 monthly installments together with interest at a rate based on the average discount rates of 90-day U.S. Treasury bills, which was approximately 5.62% percent for the year ended December 31, 1995. The rate will be adjusted every 90 days as long as a balance is due on the deferred rent. The remaining deferred ground rent related to the free rent period amounted to $6,380,000 and $6,558,000 at December 31, 1995 and 1994,
    respectively, and is being amortized over the lease term.

(6) CONSTRUCTION NOTES PAYABLE

    RESIDENTIAL

    The residential portion of the Project is being financed with a $36,000,000 loan from the Redevelopment Agency of the City and County of San Francisco (the Agency), of which $32,900,000 and $33,500,000 was outstanding at December 31, 1995 and 1994, respectively. The Agency raised these funds through the issuance of Variable Rate Demand Multifamily Housing Revenue Bonds (Rincon Center Project) 1985 Issue B (the Bonds).

    The interest rate on the Bonds is variable at the rate required to produce a market value for the Bonds equal to their par value. At December 31, 1995, 1994 and 1993, the effective interest rate on the bonds was 5.15 percent, 5.40 percent and 3.00 percent, respectively. Interest payments are to be made on the first business day of each March, June, September and December.

    The Partnership has the option to convert the Bonds to a fixed interest rate at any of the above interest payment dates. The fixed rate will be the rate required to produce a market value for the Bonds equal to their par value. After conversion to a fixed rate, interest payments must be made on each June 1 and December 1.

                               RINCON CENTER ASSOCIATES
                           A CALIFORNIA LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 1995

                                     (CONTINUED)


(6) CONSTRUCTION NOTES PAYABLE (Continued)

    The Partnership must repay the residential loan as the Bonds become due.
    The Bonds shall be redeemed in at least the minimum amounts set forth below:

                                1996             $   700,000
                                1997                 700,000
                                1998                 900,000
                                1999               1,000,000
                                2000               1,000,000
                                Thereafter        28,600,000


    The Bonds are due December 1, 2006. The Bonds are secured by an irrevocable letter of credit issued by Citibank in the name of the Partnership in the amount of approximately $33,928,000. In the event that drawings are made on the letter of credit, the Partnership has agreed to reimburse Citibank for such drawings pursuant to the terms of a Reimbursement Agreement. The Partnership obligations under the Reimbursement Agreement are secured by a deed of trust on the Project and the equity letters of credit and guarantees described below.

    COMMERCIAL

    The development and construction of the commercial portion of the Project was financed pursuant to a Construction Loan Agreement between the Partnership and Citibank, of which $25,820,000 and $27,395,000 was
    outstanding at December 31, 1995 and 1994, respectively.   The loan and the
    irrevocable letters of credit supporting the residential bond are secured by a deed of trust on the Project and the equity letters of credit currently in the aggregate amount of $7,300,000, issued to Citibank by Bank of America, N.T. & S.A. on behalf of the general partners. PL&D has also provided a $3,500,000 corporate guarantee to support the Project financing. PGP and Perini Corporation, the parent company of PL&D, have agreed to reimburse Bank of America for any drawings under these letters of credit. An annual fee equal to prime plus 1 percent of the aggregate amount is due to PGP and PL&D for the use of these letters of credit. The loan is also secured by the guarantees described in Note 7. The total fee in 1995, 1994 and 1993 was $718,000, $184,000 and $751,000, respectively. The fee in
    1994 reflects a $421,000 reduction in letter of credit fees charged to the general partners in prior years due to a reduction in the equity letters of credit at the Partnership.

    In 1993, the Partnership extended the loan to October 1, 1998, which required a $600,000 up-front paydown and an additional fee of $105,000. The loan requires the Partnership to amortize $13,000,000 over the five years to October 1, 1998. Amounts are payable as follows: $2,708,000 in 1996;

    $3,150,000 in 1997; and $3,250,000 in 1998. The Partnership obtained a swap agreement with interest rates stepping up from 5.61% to 7.96% over the loan term. The effect of the swap agreement in 1995 was to reduce interest expense by approximately $267,000. At December 31, 1995, the rate on the loan was 7.07%.

(7) TRANSACTION WITH GENERAL PARTNERS

    PL&D has guaranteed the payment of both interest on the financing of the Project and operating deficits, if any. It has also guaranteed the master lease under the sale and operating lease-back transaction (Note 3).

    In accordance with the Construction Loan Agreement (Note 6), the general partners have advanced monies to the Partnership to fund project costs. At December 31, 1995 and 1994, the general partners had advanced $93,218,000 and $88,043,000, respectively. The advances accrue interest at a rate of prime plus 2 percent. For the years ended December 31, 1995, 1994 and 1993, interest expense on partner advances was $9,939,000, $7,940,000 and $6,469,000, respectively.

    Through June 1995, PL&D retained Pacific Gateway Properties Management Corporation (PGPMC), a wholly owned subsidiary of PGP, to provide management and leasing services for the Project. As compensation for managing the facilities, the Partnership paid PGPMC a base management fee of $319,200 per year or, if greater, the sum of 3 percent of the first $13,000,000 of the annual gross receipts plus 2 percent of receipts in excess of the $13,000,000. For 1995, fees paid to PGPMC amounted to approximately $453,000, including a termination fee of approximately $153,000. The fees incurred for the years ended December 31, 1994 and 1993 were $514,000 and $497,000, respectively, and were included in administrative and other expenses in the accompanying statements of operations. PL&D has retained Eagle Western Management (EWM) to provide management and leasing services to the project to replace PGPMC. Fees incurred for 1995 amounted to approximately $164,000. Additionally, the Partnership reimburses PGPMC and EWM for certain payroll costs.

(8) REAL PROPERTY TAX REDUCTION

    The Partnership received reductions in real property tax assessments for the tax years from 1990 to 1993 which amounted to approximately $1,891,000, and were recorded as other income in the 1994 financial statements.
    Professional service expenses related to the property tax assessments approximated $330,000 and were recorded in the accompanying statement of operations during 1994.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANT
                                 ON SCHEDULE


To Rincon Center Associates:

We have audited in accordance with generally accepted auditing standards, the financical statements of Rincon Center Associates as of December 31, 1995 and we have issued our report thereon dated February 26, 1996. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate and Accumulated Depreciation is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 26, 1996

                              RINCON CENTER ASSOCIATES

                 Schedule III - Real Estate and Accumulated Depreciation
                               As of December 31, 1995


- -------------    --------------   -----------------------  ----------------------------  ----------------------------------------
  Column A           Column B             Column C                    Column D                            Column E
- -------------     --------------   -----------------------  ----------------------------  ----------------------------------------
                                                                 Cost Capitalized
                                      Initial Cost to             Subsequent to                     Gross Amount at Which
                                           Company                 Acquisition                    Carried at Close of Period
                                   -----------------------  ----------------------------  ----------------------------------------
                                            Buildings and                     Carrying             Buildings and
 Description       Encumbrances     Land    Improvements     Improvements       Costs      Land    Improvements         Total
- -------------     --------------   ------  ---------------  --------------  ------------  ------  ----------------  --------------
Building           $ 58,720,000    $   -    $ 115,035,000    $ 14,582,000    $ 9,040,000  $  -    $  129,617,000    $ 129,617,000
located in
the Rincon
Point-South
Beach
Redevelopment
Project Area
in the City and
County of San
Francisco, CA.

- -------------   --------------   --------------   ------------   -----------------
  Column A         Column F          Column G        Column H         Column I
- -------------   --------------   --------------   ------------   -----------------
                                                                   Life on Which
                                                                  Depreciation in
                                                                  Latest Income
                 Accumulated         Date of          Date        Statement is
 Description     Depreciation     Construction      Acquired         Computed
- -------------   --------------   --------------   ------------   -----------------
Building        $ 18,076,000     April 1985-       N/A           25-60 years on
located in                       March 1990                      building and
the Rincon                                                       3-25 years on
Point-South                                                      improvements
Beach
Redevelopment
Project Area
in the City and
County of San
Francisco, CA.


Note 1:           Reconciliation of amounts shown In Column E:

                                                           1995              1994              1993
                                                      ---------------   ---------------   ---------------
                  Balance at beginning of year:       $ 129,265,000     $ 129,446,000     $ 129,437,000

                    Additions during year
                     Cost of Improvements                   348,000           362,000           642,000
                     Other                                    4,000               -                 -
                    Deductions during year:
                    Other:                                      -            (543,000)         (633,000)
                                                     ---------------   ---------------   --------------

                  Balance at end of year:             $ 129,617,000     $ 129,265,000     $ 129,446,000
                                                     ---------------   ---------------   --------------
                                                     ---------------   ---------------   --------------

Note 2:           Reconciliation of amounts shown in Column F:

                                                           1995              1994             1993
                                                     ---------------   ---------------   ---------------
                  Balance at beginning of year:       $  14,713,000     $  11,425,000     $   7,932,000

                    Additions during year:
                     Provision for year                   3,363,000         3,431,000         3,493,000
                     Other                                      -            (143,000)              -
                                                     ---------------   ---------------   ---------------

                  Balance at beginning of year:       $  18,076,000     $  14,713,000     $  11,425,000
                                                     ---------------   ---------------   ---------------
                                                     ---------------   ---------------   ---------------

Note 3:           Disclosure requirement for Column E:

                  Aggregate cost for Federal income tax purposes of $96,574,000.