Form 10-K/A
period 1995-12-31
PACIFIC GATEWAY PROPERTIES INC
filed 1996-04-30
CIK 743443

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

                    FORM 10-K/A-1
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE      ACT OF 1934
      For the fiscal year ended December 31, 1995

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (p.229.405) of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

  State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 1996: Common Stock, Par Value $1.00-- $10,461,352.

  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 15, 1996: Common Stock, Par Value $1.00 --3,892,596 shares.

                          Part III

Item 10.  Directors and Executive Officers of the Registrant

  The Board of Directors of the Registrant consists of seven directors.
Each director serves until the next Annual Meeting of Shareholders and until his successor is chosen and qualified. The following table sets forth information regarding directors of the Registrant.

Name and Age:               Principal Occupation for the Past Five Years

H. Todd Cobey, Jr. (53)          Director of the Registrant since May 1995;
                                 President of Cobey, Jacobs and Gordon, Inc., a registered investment management firm.

Lawrence B. Helzel  (48)         Director of the Registrant since May 1995;
                                 Member, Pacific Stock Exchange, Inc. (Self employed market maker, options floor);
                                 co-founder Buylar Investments, Inc., a
                                 real estate investment company.

Marshall A. Jacobs (76)          Director of the Registrant since February 1984;
                                 since January 1992, of counsel to the law firm of Jacobs Persinger & Parker; prior thereto, senior partner in the firm.

Raymond V. Marino (37)      Director, President and CEO of the Registrant since
                            January 1996; since August 1992, Vice President of the Registrant; prior thereto, Vice President of Finance and Controller, Hunting Gate Investments,
                            Inc., a real estate investment & management company.


David E. Post  (39)         Director of the Registrant since May 1993; since
                            January 1995, Principal of Hanson Investment
                            Management Company; prior thereto, President, CSI
                            Capital Management; President, Alternative Capital
                            Corporation; President, HS Partners, Inc.
                            (a subsidiary of HS Resources, Inc.)

Martin S. Roher  (46)       Director of the Registrant since May 1995; general
                            partner and managing partner of MSR Capital
                            Partners, a limited partnership engaged in securities investments.

John V. Winfield  (49)      Director of the Registrant since May 1995; Chairman
                            of the Board,President and CEO of The InterGroup
                            Corporation,  a diversified real estate company

   Set forth below is certain information concerning persons who are executive officers of the Registrant. Each executive officer holds office until the first meeting of directors following the annual meeting of shareholders and until his successor is duly chosen and qualified.

Executive Officers:
Raymond V. Marino (37)      Director, President and CEO of the Registrant
                            since January 1996; since August 1992, Vice
                            President of the Registrant; prior thereto, Vice
                            President of Finance and Controller, Hunting Gate
                            Investments, Inc., a real estate investment & management company.

Christopher M. Watson (37)       Executive Vice President of the Registrant
                                 since January 1996; since September 1992,
                                 Vice President of the Registrant; prior
                                 thereto, Vice President, Coldwell Banker
                                 Commercial Real Estate Services, Inc., a real estate management company.

Andrew T. Gorayeb (32)      Vice President of the Registrant since January 1996;

                            since December 1994, Director of Finance of the Registrant; prior thereto, Managing Director, General Electric Capital, Commercial Real Estate Financing & Services

Gary W. Furney (44)         Vice President of the Registrant   since January
                            1996; since February 1995,Controller of the Registrant; prior thereto, Vice President
                            Finance and Administration, Maxim Property
                            Management; Controller, Landsing Pacific
                            Fund


     Except as set forth below, none of the directors is a director of any company which is subject to the reporting requirements of the Securities Exchange Act of 1934 or which is a registered investment company under the Investment Company Act of 1940.


                   Name           Director of

                   H. Todd Cobey, Jr.  Cobey, Jacobson & Gordon, Inc.

                    John V. Winfield                    The InterGroup
                                                        Corporation

Item 11.  Executive Compensation

                EXECUTIVE COMPENSATION

    The Summary Compensation Table below sets forth individual compensation information for each of the Registrant's last three fiscal years of the Chief Executive Officer ("CEO") and other most highly paid executive officers who were serving as such at the end of the Registrant's fiscal year ended December 31, 1995, and whose total annual salary and bonus for such fiscal year exceeded $100,000.

                           SUMMARY COMPENSATION TABLE


                                                    Long Term
                                                    Compensation
                                                    Awards
                                  Annual   Compensation      Stock     All Other
Name and Principal Position Year  Salary   Bonus    Options Compensation(2)

Roger D. Snell               1995 $250,000     ---      ---   ---
President and CEO (1)        1994 $250,000 $ 75,000   20,500  ---
                             1993 $179,000 $147,500      ---  ---

Raymond V. Marino (3)        1995 $ 95,000 $ 30,000     ---   $2,850
Vice President               1994 $ 91,553 $ 25,000    6,175  ---
                             1993 $ 80,000 $ 15,000    ---    ---

Christopher M. Watson (4)    1995 $ 70,000 $ 30,000     ---   $22,459
Vice President               1994 $ 70,000 $ 30,000     6,175 $82,007
                             1993 $ 60,000 $ 30,000    ---    $45,714

(1) Mr. Snell resigned as a Director, President and CEO of the Registrant in December 1995.

(2) Other compensation in the form of personal benefits to the named person have been omitted because it does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus to each.

(3) Mr. Marino became a Director, President and CEO in January 1996. Mr. Marino had been a Vice President of the Registrant since August 1992. His other compensation in 1995 is a simplified employee pension contribution.

(4) Mr. Watson joined the Registrant as a Vice President in September 1992 and became Executive Vice President in January 1996. His other compensation consisted of lease commissions of $17,359 in 1995, $79,007 in 1994 and $42,714 in 1993 and an auto allowance of $3,000 in each year, and $2,100 for a simplified employee pension contribution in 1995.

  Option Tables

    There were no options granted to the CEO or other executive officers named in the Summary Compensation table during the last fiscal year ended December 31, 1995, and the CEO and other executive officers did not exercise any options in the fiscal year ended December 31, 1995.

    The following table sets forth the fiscal year-end option values with respect to the CEO and each of the other executive officers named in the Summary

Compensation Table.

            Fiscal Year End Option Values


                                        Values of
                          Number of     Unexercised-In
                          Unexercised   the-Money
                          Options at    Options at
                          12/31/95#      12/31/95 $ (1)


                          Exercisable/    Exerciseable
Name                      Unexercisable   Unexercisable

Roger D. Snell            120,500/          --/--
Raymond V. Marin           10,235/10,940    --/--
Christopher M. Watson      10,235/10,940    --/--

(1) The closing price for the Registrant's Common Stock on December 31, 1995, was $2.875 per share. The exercise price of all exercisable and unexercisable options held by Messrs. Snell, Marino and Watson were equal to or in excess of such fair market value.

Employment Contract With Executive. The Registrant entered into an Employment Agreement dated as of March 21, 1996, with Raymond V. Marino, the CEO and President of the Registrant. Pursuant to such Agreement, Mr. Marino's annual base salary is $150,000. He is eligible to receive a bonus as determined by the Board of Directors. The term of the employment agreement is one year commencing January 2, 1996, to January 1, 1997, which will automatically be extended for additional one-year terms until terminated by either party at the end of any year by written notice of termination not later than October 1 of any such year or "for cause" as defined in the Agreement.
If the Registrant terminates Mr. Marino's employment under the Employment Agreement on such written notice, Mr. Marino will be entitled to receive and will be paid the balance of his base salary until the end of the year plus his base salary for an additional period of 18 months, and will be entitled to receive a bonus equal to the average of his annual bonuses earned with respect to the immediately preceding two full calendar years of his employment. In that case, Mr. Marino will also have the right to exercise all vested options which have been granted to him, for a period of 12 months from the date of termination. In addition, if the Registrant terminates the Employment Agreement without cause other than pursuant to the aforementioned written notice of termination, Mr. Marino will also be entitled to receive the termination compensation described above, but the vesting period of any options granted Mr. Marino will accelerate and become exercisable and all vested options will also be exercisable for a period of 12 months from the date of termination.

In the event of a termination of Mr. Marino's employment at his election within 12 months following a "change of control" of the Registrant, Mr. Marino will be entitled to receive the termination compensation described above, including the acceleration of the vesting of his options,but the period for exercising any options will be a period of three months from the date of termination of his employment. If following "change in control", Mr. Marino agrees to remain employed under different terms of employment than those contained in his Employment Agreement,he will be entitled to be paid in addition to his compensation under the new employment arrangement his base salary for the remainder of the year.

"Change in control" shall be deemed to have occurred if (i) in a single transaction or series of transactions a transfer of ownership of the Registrant's common stock occurs as a result of which the shareholders immediately prior to such transaction or series of transactions no longer control, directly or indirectly, 50% of the voting stock of the Registrant, or
(ii) the Registrant merges or consolidates with another corporation (other than a subsidiary of the Registrant) or the Registrant sells all or substantially all of its assets and at least 50% of the voting stock of the surviving or purchasing entity is not controlled, directly or indirectly, by the shareholders who were shareholders of the Registrant immediately prior to such transaction or (iii) the composition of the Board of Directors changes such that a majority of the Board are no longer persons who were serving as directors of the Registrant on January 1, 1996.

Pursuant to the Employment Agreement, the Registrant awarded options to Mr. Marino to acquire 100,000 shares of common stock of the Registrant at an exercise price of $2.5625 per share subject to approval of the 1996 Stock Option Plan at the 1996 Annual Meeting of shareholders. 40,000 of such shares vested at the grant date and, except as described above, the balance vest 20,000 on January 1, 1997, and 20,000 on each of December 31, 1997, and December 31, 1998. In the event the 1996 Stock Option Plan is not approved, Mr. Marino will be entitled to a cash payment in the event of a sale or merger or similar transaction or sale of 50% or more of the stock of the Registrant, or the full or partial liquidation of the Registrant. The cash payment will be an amount equal to the cash payment per share or value per share of any other consideration received by the Shareholders of the Registrant in excess of $2.5625 per share multiplied by 100,000.

Certain Transactions. Effective December 31, 1995, Roger D. Snell resigned as President, Chief Executive Officer and a Director of the Registrant. Pursuant to an agreement dated as of December 31, 1995, between the Registrant and Mr. Snell it was agreed that Mr. Snell would act as a consultant throughout 1996 to investigate various courses of action to try to improve shareholder value including a possible merger or sale of the Registrant. The Registrant agreed to pay Mr. Snell a salary of $100,000 payable in six monthly installments beginning in January 1996, as well as additional compensation on a formula tied to the value to be received by shareholders in a merger or sale transaction as to which there was a "meeting of the minds" before December 31, 1996, regardless of who is reponsible for the transaction. If such "meeting of the minds" occurs after June
30, 1996, but on or before December 31, 1996, such additional compensation will be reduced by one third. In addition, Mr. Snell was entitled to a $25,000 bonus if the Registrant's Florida shopping center was sold in 1996. In April 1996, the Registrant's Florida shopping center was sold and Mr. Snell was paid the bonus. The Registrant also agreed to accelerate the vesting of Mr.Snell's incentive stock options to December 31, 1995, and to extend the period for Mr. Snell to exercise those options to December 31, 1996.

Compensation Committee Interlocks and Insider Participation.  At the
Annual Meeting of shareholders of the Registrant held on May 9, 1995, the number of Directors was increased from five to seven. Four of the seven Directors who were elected at that time had not previously served as Directors of the Registrant. At the Organizational Meeting of the Board of Directors held on May 9, 1995, following such Annual Meeting, the Directors determined to establish a Compensation Committee, and three non-employee directors, Messrs, Jacobs, Roher and Winfield, were designated as its members. Mr. Jacobs was appointed as Chairman of the Compensation Committee. Mr.Snell was a director and the President and Chief Executive Officer of the Registrant until December 31, 1995. Mr. Jacobs is Of Counsel to the law firm of Jacobs Persinger & Parker. Such law firm performed services for the Registrant during fiscal 1995 and the Registrant proposes to retain such firm in fiscal 1996.

    Directors who are not officers of the Registrant, except Marshall A. Jacobs, receive an annual fee of $7,500, and supplemental fees of $750 for each meeting of the Board or a committee thereof attended, and $375 for each telephone meeting, plus out-of-pocket expenses incurred in connection with services rendered to the Registrant and travel and lodging for each Board meeting.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

             CERTAIN  BENEFICIAL HOLDERS

    The following table sets forth certain information concerning the ownership, as of March 1, 1996, of the Common Stock of the Registrant by persons who to the knowledge of the Board of Directors own beneficially more than 5% of the outstanding common stock of the Registrant.



                                      Amount and Nature of Beneficial
                                      Ownership of Common Stock

                                       Sole       Shared
                                       Voting and Voting and
                                       Investment Investment            % of
Name                       Address     Power       Power     Aggregate  Class(1)

Citicorp Real Estate, Inc. One Sansome 1,000,000   ---       1,000,000(2) 20.4%
a subsidiary of Citibank,  Suite 2830
N.A.                    San Francisco,
                           CA 94104

H.Todd Cobey, Jr.  10 Liberty Square      65,500  391,800      457,300(3) 11.8%
                   Boston, MA 02109

Perry Goldberg   Specks & Goldberg       208,600  145,300      353,900(4)  9.1%
                 10 S. Wacker Drive
                 Suite 3600
                 Chicago, IL 60606

Harris Assoc     L.P. 2 North LaSalle     ---    235,250       235,250(5)  6%
                 Suite 500
                 Chicago, IL  60602

The InterGroup
Corporation      2121 Ave of the Stars   385,000  ---          385,000(6) 9.9%
                 Suite 2020
                 Los Angeles, CA  90067

MSR Capital
Partners         One Embarcadero Center  250,000  ---          250,000(7) 6.4%
                 Suite 2330
                 San Francisco, CA 94111

David E. Post    Hanson Investment       318,850  ---          318,850(8) 8.2%
                 Management Company
                 4000 Civic Center Drive
                 Suite 200
                 San Rafael, CA 94903


(1) Beneficial ownership is the direct or indirect ownership of Common Stock of the Registrant including the right to control the vote or investment of or acquire such Common Stock within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934.

(2) Based on information contained in Schedule 13D for Citicorp Real Estate, Inc. ("CREI"), dated December 30, 1993. The Registrant issued to
      CREI warrants to acquire an aggregate of 2,000,000 shares of the Common Stock. On January 31, 1995, 350,000, and as of September 30, 1995, an additional 650,000, of the 2,000,000 warrants were cancelled as a result of certain debt repayments in accordance with the terms of the loan agreement with CREI. Warrants with respect to 1,000,000 shares are presently exercisable and, if such warrants were exercised, CREI would become owner of approximately 20.4% of the outstanding shares of Common Stock of the Registrant. CREI has no present power to vote or direct the voting of any shares since no warrants have been exercised. If the warrants were exercised by CREI, CREI would have the sole power to vote or direct the voting of such shares.

(3)   Based on information contained in Amendment No. 3 to Schedule 13D for
      H. Todd Cobey,Jr., dated December 30, 1994. Mr. Cobey is the direct or indirect beneficial owner of 457,300 shares of the Common Stock of the Registrant. Mr. Cobey has sole dispositive and voting power with respect to 65,500 shares of common stock owned by him personally;
      shared voting and shared dispositive power with respect to 190,900 shares of common stock owned by Ellis Fund Limited Partnership, a Massachusetts limited partnership; and shared dispositive power and no voting power with respect to 200,900 shares of Common
      Stock for which Cobey, Jacobson & Gordon, Inc., a Massachusetts corporation, acts in an investment advisory capacity. Mr. Cobey is an investment advisor with, and President of,Cobey, Jacobson & Gordon, Inc. Mr. Cobey is also a partner in CTG Associates, a Massachusetts partnership, which is the sole general partner of Ellis Fund Limited Partnership. Mr. Cobey is a Director of the Registrant.

(4) Based on information contained in Amendment No. 3 to Schedule 13D of Perry Goldberg, dated May 23, 1995. Mr. Goldberg beneficially owns 353,900 shares of the Common Stock. Mr. Goldberg has sole voting and sole dispositive power with respect to 208,600 shares; and shared voting power and shared dispositive power with respect to 145,300 shares, 144,100 shares of which are owned of record by Specks & Goldberg Ltd. Profit Sharing Plan and Trust, for which Mr. Goldberg is a trustee, and 1,200 shares of which are owned of record by his wife, Margaret Goldberg. In addition, Mr. Goldberg disclaims beneficial ownership of 9,400 shares owned by his adult daughters, but as to which Mr. Goldberg may be deemed to be the beneficial owner, and to have voting and/or dispositive power.

(5) Based on information contained in Schedule 13G of Harris Associates L.P., a Delaware limited partnership, dated February 14, 1995: Harris Associates
L.P. has shared power to vote 235,250 shares of common stock of the Registrant. Harris Associates L.P. has sole dispositive power with respect to 155,250 shares and shared dispositive power with respect to 80,000 shares. Harris Associates Inc., a Delaware corporation, is the general partner of Harris Associates L.P.

(6) Based on information contained in Amendment No. 2 to Schedule 13D for The InterGroup Corporation dated June 20, 1995: The InterGroup Corporation has sole voting and sole dispositive power with respect to 385,000 shares. The InterGroup Corporation is a Delaware corporation. John V. Winfield, a Director of the Registrant, is Chairman of the Board, President and CEO of the InterGroup Corporation.

(7) Based on information contained in Amendment No. 2 to Schedule 13D for MSR Capital Partners, dated May 9, 1995: MSR Capital Partners has sole voting and sole dispositive power with respect to 250,000 shares. MSR Capital Partners is a California limited partnership. The general partner of MSR Capital Partners is Mr. Martin S. Roher, a Director of the Registrant.

(8) Based on information contained in Amendment No. 1 to Schedule 13D of David E. Post, dated December 15, 1990. Includes 102,900 shares held by
MiJen L.P. 1 of which David Post is the general partner. The remaining 215,950 shares are held by three trusts and two Individual Retirement Accounts for which David E. Post acts as investment adviser. Mr. Post is a Director of the Registrant.


           SECURITY OWNERSHIP OF MANAGEMENT

      The following table sets forth as of March 1, 1996, certain information regarding the beneficial ownership or right to acquire beneficial ownership of the common stock of the Registrant of each director, each executive officer and all directors and executive officers as a group.

           Amount and Nature of Beneficial Ownership of Common Stock (1)
                  Sole       Shared
                  Voting and Voting and
                  Investment Investment              % of
Name and Age      Power      Power      Aggregate    Class

Directors:
H. Todd Cobey, Jr.
        (53)       65,500   391,800    457,300 (2)  11.8%

Lawrence B. Helzel
        (48)       22,500       --      22,500        *

Marshall A. Jacobs
        (76)          200       ---        200        *

Raymond V. Marino
        (37)       10,235       ---     10,235 (3)    *

David E. Post
        (39)      318,850       ---    318,850 (2)   8.2%

Martin S. Roher
        (46)      250,000       ---    250,000 (2)   6.5%

John V. Winfield
        (49)      385,000       ---    385,000 (2)   9.9%


Other Executive
Officers:
Chris M. Watson
        (37)       10,235       ---      10,235 (3)   *

Andrew T. Gorayeb
        (32)        2,000       ---       2,000 (3)   *

Gary W. Furney
        (44)         ---       ---       ---          ---


All present
directors and
executive       1,064,520   391,800  1,456,320      37.4%
officers as
a group
(10 persons)

* Less than one percent

(1) Beneficial ownership is the direct or indirect ownership of Common Stock of the Registrant including the right to control the vote or investment of or acquire such Common Stock within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934.

(2) Additional information concerning the nature of the beneficial ownership of such shares by Messrs. Cobey, Post, Roher and Winfield is set forth in the table under the caption "CERTAIN BENEFICIAL HOLDERS" and notes (3), (8), (7) and (6), respectively to such table above.

(3) Represents 10,235, 10,235, and 2,000 shares of Common Stock issuable under presently exercisable stock options granted under the 1984 Incentive Stock Option Plan as of December 31, 1995, for Raymond V. Marino, Christopher
M. Watson, and Andrew T. Gorayeb, respectively.



Item 13.  Certain Relationships and Related Transactions

      See Item 11 concerning the severance agreement between Registrant and Roger Snell.
Mr. Jacobs is Of Counsel to the law firm of Jacobs Persinger & Parker. Such law firm performed services for the Registrant during fiscal 1995 and the Registrant proposes to retain such firm in fiscal 1996.


                       PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)3.     Exhibits

   10. Agreement dated December 31, 1995, between Registrant and Roger Snell (management contract).




                      SIGNATURES



   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          PACIFIC GATEWAY PROPERTIES,INC.
                               (Registrant)

                          By:  Raymond V. Marino
                               Raymond V. Marino
                               President and Chief Executive
Officer


Dated: April 26, 1996

                                          EXHIBIT 10
                      AGREEMENT


     Agreement made as of December 31, 1995 between Roger Snell ("Snell") and Pacific Gateway Properties, Inc. ("PGP").

     WHEREAS, Snell has advised PGP that for career and economic reasons, he will resign as an officer and director of PGP effective as of close of business on December 31, 1995, and PGP has agreed to engage Snell as a consultant thereafter during 1996 as set forth below.

     NOW, THEREFORE, the parties hereto hereby agree as follows:

1.   Snell will tender his written resignation as an officer and director of
PGP effective as of     December 31, 1995.

2.   Snell will act as a consultant to PGP throughout 1996 and will receive
compensation   therefor as set forth in the following paragraphs:

Cash Compensation

     $100,000 payable in six (6) consecutive equal monthly installments commencing in January 1996; and a bonus of $25,000 upon the closing of the sale of PGP's West Palm Beach shopping center, provided such closing occurs on or before December 31, 1996 at a sales price acceptable to the PGP Board of Directors.

Expenses

     Snell will be reimbursed for up to $5,000 of expenses in connection with his services as a consultant without prior approval of the Board of Directors. After $5,000 has been expended, any one of the San Francisco-based
Directors of PGP must approve, in writing, additional expenses. All claims for expenses must be supported by appropriate receipts, vouchers or other suitable documentation. Snell will also be reimbursed for reasonable attorneys' fees and costs in connection with the negotiation, preparation and execution and delivery of this Agreement in an amount not to exceed $2,500.

Secretarial Help and Office Space

     Snell will receive secretarial help as he may require to carry out his duties and office space and a voice mail box as may be available at the location which, from time to time, shall be PGP corporate headquarters.


Benefits

     Snell and his dependants will be maintained at the expense of PGP
throughout 1996 (and,    to the extent permissable under the terms of the
plans, thereafter, but at Snell's expense) on medical and health benefits plans maintained by PGP unless PGP is sold, merged or a tender offer is accomplished for a majority of the outstanding stock of PGP. All of Snell's incentive stock options outstanding as of December 31, 1995, whether fully vested or not, will be exercisable by Snell through December 31, 1996. The records of PGP indicate that Snell holds options to purchase 100,000 shares of common stock of PGP at a price of $3.625 per share and 20,500 shares of common stock of PGP at a price of $3.688 per share.

Merger or Sale

     Snell will devote such time in 1996 as he deems necessary to seek a buyer for the outstanding shares of PGP, a merger for PGP with another entity or any other form of corporate consolidation. If there is a "meeting of the minds" evidenced by some written document duly signed by both parties such as a letter of intent or a memorandum of understanding on or before June 30, 1996, Snell will be entitled to receive additional compensation as follows:

          a. For any bonafide offer that is brought to PGP and accepted by it, Snell will receive $100,000.

          b. If the offer has a value to the stockholders of PGP of more than $4.50 per share, in addition to the $100,000 payment, Snell will receive an additional $1,000 for each $.01 in additional share price, up to a price of $5.50 per share.
          c. If the offer has a value to the stockholders of PGP of more than $5.50 per share, in addition to the sums listed above, Snell will receive an additional $1,500 for each $.01 in additional share price, up to a price of $6.50 per share.
          d. If the offer has a value to the stockholders of PGP of more than $6.50 per share, in addition to the sums listed above, Snell will receive an additional $2,000 for each $.01 in additional share price above the amount, with no maximum.


     If such a "meeting of the minds" occurs after June 30, 1996 but on or before December 31, 1996, then Snell will be entitled to receive two-thirds of the additional compensation as set forth in subparagrphs a through d above.


     Snell will be entitled to receive the additional compensation referred to above whether or not he had anything to do with the events leading up to the "meeting of the minds". Snell will not be entitled to be paid the additional compensation unless and until the transaction is consummated, and PGP shall not be obligated to consider any proposed transaction and shall be entitled to terminate or abandon any transaction under consideration in its sole discretion, with or without any cause or reason, whether before or after the "meeting of the minds" without in any way being obligated to pay any such additional compensation.

3. All material documents which Snell may present to third parties in connection with his services as a consultant, including all documents containing financial information, must be approved beforehand by the Audit Committee.

4. If Snell presents any offer to PGP which the Board of Directors accepts, the good faith judgement of the Board of Directors of PGP as to the value of the offer to the stockholders of PGP will be conclusive and binding upon
     Snell, provided that if the consideration payable in the transaction includes any security which is traded on NASDAQ or any national securities exchange, the value of that security will be the average of its reported market closing prices over the five most recent days prior to the date the transaction was consummated on which the security traded; however, if Snell does not agree with such value and wishes to contest it, an arbitration may be commenced by Snell in San Francisco, California pursuant to the commercial arbitration rules of the American Arbitration Association in effect at that time. The party which loses the arbitration, in the judgement of the arbitrators, will pay all of the costs of such arbitration.

5. Snell will consult and meet with officers and directors at corporate headquarters upon reasonable notice as requested, but not more than twice weekly and not more than eight (8) hours in any week.

6. PGP agrees to permit Snell to continue to use such of its equipment as he is now using whether owned or leased, through the period of his consultancy.

7.   Concurrently with the execution and delivery of the Agreement each party
     has executed   and delivered to the other a general release against
     liabilities arising out of Snell's employment by PGP or the termination thereof, excepting only the obligations under this Agreement.

8. Snell acknowledges that he has been advised with respect to this Agreement by an attorney of his choice and that he fully understands the consequences of this Agreement.

9. This Agreement has been made in California and California law applies to it.
     If any part is found to be invalid, all remaining parts of the Agreement will remain in effect.

10. PGP represents that (i) this Agreement has been made duly authorized by all necessary corporate action of PGP; and (ii) the Compensation Committee of the Board of Directors of PGP, being the committee which administers PGP's Incentive Stock Option Plan, has duly taken all necessary action to accelerate the vesting and to extend the expiration dates of Snell's incentive stock options, as called for by Section 2 hereof.


                                   S/Roger D. Snell
                                   Roger D. Snell

                                   PACIFIC GATEWAY PROPERTIES, INC.

                                   By: S/Raymond V. Marino
                                   Title: Vice President