Form 10-Q
period 1996-03-30
PACIFIC GATEWAY PROPERTIES INC
filed 1996-05-15
CIK 743443

SECURITIES AND EXCHANGE COMMISSION

                 WASHINGTON, D.C.  20549

                        FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended March 31, 1996

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996:

$1.00 Par Value Common Stock                        3,892,596
    (Title of Class)                                 (Number of Shares
Outstanding)

               PACIFIC GATEWAY PROPERTIES, INC.

                             INDEX


Part I - Financial Information:                               Page Number

  Item 1.      Financial Statements

  Consolidated Balance Sheets as of March 31, 1996
               and December 31, 1995                               3


  Consolidated Statements of Income for the
               Three Months Ended March 31, 1996
               and 1995                                            4


  Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 1996                   5
               and 1995

  Notes to Financial Statements    6-8

  Item 2.      Management's Discussion and
                           Analysis of Financial Condition
                           and Results of Operations               8-12


Part II - Other Information

  Item 1.           Legal Proceedings                              None

  Item 2.           Changes in Security                            None

  Item 3.           Defaults Upon Senior Securities                None

  Item 4.           Submission of Matters to a Vote
                           of Security Holders                     None

  Item 5.           Other Information                              None

  Item 6.           Exhibits and Reports on Form 8-K               12



Signatures                                                         13

             PACIFIC GATEWAY PROPERTIES, INC.
         CONSOLIDATED BALANCE SHEETS (UNAUDITED)
           (In Thousands, Except Share Amounts)
                                              As of           As of
                                              March 31,       December 31,
                                              1996            1995
ASSETS
Cash and short-term investments                    $   779        $   176
Cash reserved for capital improvements                  74            241
Accounts receivable                                    316            577
Prepaid taxes                                          459            459
Other current assets                                   178              7
Investment properties:
  Land                                               5,481          5,481
  Buildings                                         31,847         31,847
  Furniture, fixtures and equipment                  8,541          8,350
Subtotal investment properties                      45,869         45,678
Less-accumulated depreciation and net
  realizable value reserve                         (12,615)       (12,106)
Investment properties, net                          33,254         33,572
Properties held for sale, net of accumulated
  depreciation of $8,776 at March 31, 1996 and
  December 31, 1995                                 22,223         22,230
Deferred tax asset                                   6,842          6,831
Note receivable                                        228            225
Capitalized loan costs, net of accumulated amortization
  of $1,264 and $1,210 at March 31, 1996 and December
  31, 1995, respectively                               684            816
Capitalized lease commissions, net of accumulated
  amortization of $1,562 and $1,521 at March 31, 1996
  and December 31, 1995, respectively                  824            753
     Total assets                                  $65,861             $65,887

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable                                   $   514             $ 1,293
Accrued payroll, property and sales taxes              761             513
Prepaid rent                                           282             133
Accrued interest on debt                               295             298
Other current liabilities                              159               127
Tenant security deposits                               444             417
Debt related to corporate, investment
  and hotel properties                              58,164             58,838
Other debt related to equity investment
  in Rincon Center Associates                        2,940                2,940
Deferred tax liability                              10,899              10,514
     Total liabilities                              74,458              75,073
Stockholders' deficit
Common stock $1.00 par value--
  Authorized--10,000,000 shares
  Issued--4,011,150 shares                           4,011             4,011
Paid-in-deficit                                    (10,222)            (10,222)
Accumulated deficit                                 (2,239)            (2,828)
Treasury stock, at cost--118,554 common shares at
  March 31, 1996 and December 31, 1995              (2,037)            (2,037)
Warrants for common stock                            1,890               1,890
Total stockholders' deficit                         (8,597)             (9,186)
     Total liabilities and stockholders' deficit   $65,861             $65,887

The accompanying notes are an integral part of these consolidated financial statements
              PACIFIC GATEWAY PROPERTIES, INC.
        CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           (In Thousands, Except Per Share Amounts)

                                          For the Three Months
                                              Ended March 31,
                                                1996     1995


Investment Properties
  Rental revenues                            $3,174   $3,178
  Operating expenses                         (1,266)  (1,262)
  Interest expense                             (903)    (855)
  Depreciation and amortization                (604)    (590)
    Investment properties income                401      471
Hotel Property
  Revenues                                    2,491    2,616
  Operating expenses                         (1,444)  (1,393)
  Interest expense                              (93)    (224)
  Depreciation and amortization                  --     (156)
    Hotel income                                954      843
Equity in Partnership Loss -
  Rincon Center Associates (RCA)                 --                (785)
General and administrative expenses            (396)    (353)
Interest and fee expense for debt related to equity
  investment in RCA                              --      (58)
Interest income                                  12        5
Other expense                                   ( 8)                 (1)
Income before income taxes                      963      122
Income tax provision                           (374)     (50)
  Net income                                 $  589   $   72


Income per share, primary                    $ 0.15   $ 0.02
Income per share, fully diluted              $ 0.14   $ 0.02

The accompanying notes are an integral part of these consolidated financial statements


              PACIFIC GATEWAY PROPERTIES, INC.
      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       (In Thousands)

                                                        For the Three Months
                                                        Ended March 31,
                                                        1996       1995
Cash flow from operating activities:
  Net income                                              $   589   $   72
  Non-cash revenues and expenses included in net income:
    Provision for depreciation and amortization               604      746
    Equity in partnership loss                                 --      785
Change in assets and liabilities:
  Accounts receivable, prepaid taxes
    and other current assets                                   87     (189)
  Other assets, net                                            --       69
  Accounts payable and other current liabilities             (353)     (10)
  Current tax liability                                       --      305
  Deferred taxes                                              374     (395)
  Other liabilities                                            27      (27)
Net cash generated by operating activities                  1,328    1,356
Cash flow from investing activities:
  Additions to investment properties, properties held for
    sale, capitalized loan costs (net) and capitalized
    lease commissions (net)                                  (218)  (1,174)
  Contributions to Rincon Center Associates                    --     (400)
  Distribution from Rincon Center Associates                   --       85
Net cash used in investing activities                        (218)  (1,489)

Cash flow from financing activities:
  Borrowings under property and corporate debt                --      972
  Borrowings in connection with equity investment, net                --                      398
  Payments on debt                                          (674)  (1,289)
  Issuance of treasury stock                                  --       45
  Decrease in cash reserved for capital improvements                  167                      113
Net cash generated by (used in) financing activities                 (507)                     239

Increase in cash and short-term investments                  603      106
Balance at beginning of period                               176      359
Balance at end of period                                 $   779   $  465

Supplementary disc
  Cash paid for interest                                 $ 1,074   $1,327
  Cash paid for taxes                                    $     1   $  140

The accompanying notes are an integral part of these consolidated financial statements

          PACIFIC GATEWAY PROPERTIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        For the Quarter Ended March 31, 1996

1. Organization and Summary of Significant Accounting Policies

    The accompanying unaudited consolidated financial statements should be read in conjunction with the 1995 Form 10-K of the Registrant. These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

    In the opinion of the Registrant, all material adjustments of a normal recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

Reclassifications

    Certain prior year amounts have been reclassified to be consistent with current year classifications.

2. Rincon Center Associates Partnership (RCA)--San Francisco,
California

     The Registrant owns general (non-managing) and limited partnership interests in RCA totaling approximately 23%, and is responsible for 20% of RCA's cash requirements in excess of available financing, subject to the agreement with the managing general partner discussed below.

     The Registrant earns a fee from RCA for posting a $3.65 million letter-of-credit and earns a preferred return at the prime rate plus 2% on its advances to RCA. Since December 1994, the Registrant has recorded any letter-of-credit fees and interest on advances paid by RCA as a reduction to equity investment in and loans to RCA. In December 1995, the Registrant recorded a provision for the write down of its equity investment and loans to RCA to zero reflecting the fact that RCA has experienced ongoing operating losses which made realization of the Registrant's investment and loans to RCA unlikely. Additionally, commencing January 1, 1996, the Registrant (i) ceased recording its allocable share of RCA's net loss as recording such losses would result in "negative equity" in RCA for the Registrant which would not properly reflect the Registrant's economic interest in RCA, (ii) ceased recording additional advances to RCA made on the Registrant's behalf by RCA's managing general partner in recognition of the fact that, as discussed below, such advances are non-recourse to the Registrant and are only required to be repaid from future cash distributions to the Registrant by RCA, if any, and (iii) ceased accruing interest on the $2,940,000 of advances recorded through December 31, 1995. The Registrant's share of any distributions from RCA will be used to reduce the amount outstanding under a funding arrangement with the managing general partner of RCA, as more fully described below. During the first three months of 1996, no letter-of-credit fees or interest on advances were paid by the Registrant to RCA. The letter-of-credit has been renewed until December 23, 1996.

     The Registrant entered into an agreement in June 1993 with the managing general partner in RCA. This agreement provides the Registrant with the flexibility to borrow funds from the managing general partner to limit its future cash obligations to RCA. Under this funding arrangement, all amounts advanced, related fees and accrued interest are non-recourse to the Registrant. This agreement does not reduce the level of the Registrant's general and limited partnership interests in RCA. Interest accrues on the unpaid portion of both the principal amount advanced and related fees at the Bank of America prime rate plus 2%. Amounts advanced under this funding arrangement, plus related fees and accrued interest, are required to be repaid from future cash distributed by RCA to the Registrant, if any. The total amount outstanding under this funding arrangement as of March 31, 1996 was $3,324,000.

     Summary financial statement data for RCA is as follows (in thousands):

As of                                      March 31, December 31,
                                              1996          1995

Investment Properties, net               $112,771       $113,502
Other assets                               22,008         22,623
                                         $134,779       $136,125

Debt                                      $58,232       $ 58,720
Amounts due to partners                   148,312        144,035
Other liabilities                          10,824         12,253
Partners' deficit                         (82,589)       (78,883)
                                         $134,779       $136,125

                                       Three Months Ended
                                       March 31,
                                       1996       1995

Registrant's share of cash
     distributions from RCA, net      $   --    $   --
Registrant's share of
     contributions to
     RCA, net                         $  385    $  315

Loss from operations:
     Revenue                          $5,341    $5,374
     Expenses:
       Operating and
         lease expenses                3,391     3,021
       Financing                       4,712     4,766
       Depreciation and
         amortization                    944     1,025
                                       9,047     8,812
Net loss                             ($3,706)  ($3,438)
Registrant's share of
  net loss of RCA                    ($  846)  ($  785)

3. Note Receivable - In July 1993, the Registrant sold a 6,000 square foot building located in Longwood, Florida, to an unrelated party. The Registrant received a $25,000 down payment and a note receivable collateralized by the property in the original principal amount of $245,000. In February 1996, the Registrant filed a notice of default in Circuit Court in Seminole County, Florida, and is proceeding with foreclosing on the property. The Registrant believes that the value of the property exceeds the balance of the note receivable and, therefore, has not recorded any provision for the write down of this asset.


4. Per Share Data - Per share data is based on the weighted average number of the Registrant's common shares and common share equivalents. Outstanding warrants and stock options enter into the common shares outstanding using the Treasury Stock Method. The number of common share and common share equivalents used in the earnings per share calculations are as follows:

As of March 31,                                            1996     1995

Primary                                             4,020,729  4,106,282
Fully diluted                                       4,093,404  4,106,282

5.   Debt Secured by Mortgages on Real Estate From Primary Lender
- - In December 1993, the Registrant completed a restructuring of its non-revolving line-of-credit, letter-of-credit, unsecured bonds, and certain mortgages with its primary lender. Statement of Financial Accounting Standards No. 15 requires the Registrant to account for future interest resulting from this transaction using an imputed interest rate versus the stated rates on the debt from the primary lender. In addition, the primary lender's cancellation of debt of $4 million, at the time of the restructuring, is not recognized for financial reporting purposes. The imputed interest rate as of March 31, 1996, was approximately 4.4%. As a result, the amount of interest recorded for financial reporting purposes is lower than the stated interest on the face amount of the debt by approximately $37,000 for the first three months of 1996. The face amount of the debt with the primary lender as of March 31, 1996, and December 31, 1995, was approximately $16.8 million and $17.3 million, respectively.

6. Subsequent Event - On April 4, 1996, the Registrant sold the Village Commons Shopping Center, located in West Palm Beach, Florida, to an unrelated party for $19,300,000. In connection with this property disposition, the Registrant will realize a gain for financial reporting purposes of approximately $10,900,000. The pre-tax net cash proceeds, after estimated repayment of $15,234,000 of mortgage debt and other costs of the sale, will amount to approximately $3,856,000.

     The following summarizes the land, fixed assets, and other deferred costs of the Village Commons Shopping Center which are included in the Registrant's Consolidated Balance Sheet as of March 31, 1996:

          Land                                    $6,105,000
          Building                                2,032,000
          Furniture, fixtures and equipment          450,000
                   Subtotal investment            8,587,000
          Accumulated depreciation and
            amortization                             (696,000)
          Investment, net                           7,891,000
          Other deferred costs, net                  290,000
          Total investment and
            deferred costs - net                  $8,181,000

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

  The Registrant has taken several aggressive actions to generate and conserve cash, and continues to review and analyze additional potential actions. At the same time, the Registrant is seeking to retain value and identify future opportunities for investment. At March 31, 1996, the Registrant has $779,000 in unrestricted cash, investment properties and properties held for sale with a net book value of $55.5 million, total fixed and variable mortgage debt with a book value of $58.2 million and a stockholders' deficit of $8.6 million. Accordingly, given the Registrant's desire to increase its liquidity, the Registrant has actively pursued potential sales of selected real estate assets in the past, has restructured and refinanced its mortgage debt, and has entered into an agreement with the managing general partner of RCA to limit the Registrant's cash obligations to RCA. The Registrant continues to evaluate alternatives to improve its liquidity through debt refinancings and the sale of properties which do not fit within its long term strategy. Funds raised in the preceding fashion would be used for such things as tenant improvements and other capital requirements, certain mandatory debt reductions, and possible new investments.

  At March 31, 1996, the Registrant has the following debt outstanding:

  - Fixed rate, nonrecourse mortgage notes with a face value of $32.1 million at a quarter end weighted average stated interest rate of 8.9% per annum.

  - Variable rate mortgage notes with a face value of $26.1 million at a quarter end weighted average stated interest rate of 7.4% per annum. The variable rate notes provide for certain guarantees and recourse provisions applicable to the Registrant.

  - Nonrecourse loans from the managing general partner in RCA in the principal amount of $2.9 million, interest at prime plus 2% (10.25% at March 31, 1996), with principal and interest payable from future cash distributions to the Registrant by RCA, if any.

  Scheduled principal maturities on the above described debt over the next twelve months ending March 31, 1997 amount to approximately $16.7 million. Of this amount $15.2 million was repaid on April 4, 1996 upon the sale of Village Commons Shopping Center as described in the footnotes to the accompanying financial statements. The Registrant is also obligated to fund a reserve for tenant improvements in connection with one of its debt agreements. Scheduled funding under such agreement over the twelve months ending March 31, 1997 amounts to approximately $112,000.

  Additionally, the Registrant is contingently liable under a bank letter-of-credit posted on behalf of RCA and other mortgage debt in the amount of $4.5 million. The letter-of-credit is undrawn at March 31, 1996, and matures on December 23, 1996. The Registrant's Massachusetts property is pledged as collateral for the letter-of-credit.

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

  Except as described above, at March 31, 1996, the Registrant has no contractual commitments for any material capital expenditures over the next twelve months or beyond that are not expected to be funded from the $74,000 in cash reserved for capital improvements or future cash flow generated by operating activities. Ongoing repair and maintenance expenditures are expected to be funded from cash flow generated by operating activities. Future tenant improvements and leasing commissions will be funded, in part, from the reserve described above, the proceeds from the Village Commons Shopping Center sale, cash flow generated by operating activities and funds generated from future debt refinancings or property sales, if any.

  The Registrant is in escrow to sell the Radisson Suites Hotel in Tucson, Arizona. Under the terms of the sale agreement, the Registrant exercised its option to extend the close of escrow until December 1996. The Registrant has the right to close the escrow within 90 days after delivering a written notice to the buyers, during the extended close of escrow period. During the extended close of escrow period, the Registrant will be reviewing potential acquisitions of one or more properties in order to reinvest all or a portion of the proceeds from the sale of the hotel. If the sale doesn't close until December 1996, the Registrant expects to realize a gain of approximately $5.9 million. The pre-tax net cash proceeds, after repayment of $13.7 million of mortgage debt (assuming refinancing of North Tucson Business Center for $4.0 million) comprising principal payments of $7.7 million variable and $6.0 million fixed rate mortgage debt with the Registrant's primary lender and other costs of the sale, are expected to amount to approximately $6.5 million.

  The following summarizes the land, fixed assets, and other deferred costs of the hotel which are included in the Registrant's Consolidated Balance Sheet as of March 31, 1996.

            Land                                           $ 3,584,000
            Building                                        12,645,000
            Furniture, fixtures and equipment                6,183,000
                                                           $22,412,000
            Accumulated depreciation and
            amortization                                    (8,080,000)
                                                            14,332,000
            Other deferred costs, net                           32,000

                                                           $14,364,000

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

      On January 1, 1996, a mandatory principal payment of $250,000 was due to Citicorp Real Estate, Inc.(CREI) which was made on March 21, 1996. The face amount of CREI's debt as of December 31, 1995 was $17.3 million and is cross-collateralized by the Registrant's hotel property, an industrial building in Tucson, Arizona, and an office building in Weston, Florida. Under the terms of the loan agreement with CREI, the Registrant's non-payment of this January 1, 1996, mandatory principal payment of $250,000 does not constitute an "Event of Default" if, during the existing calender quarter and prior three (3) calender quarters, the Registrant has made payments to CREI under the terms of the loan equal to at least one million dollars. Since the Registrant made the $250,000 payment in March 1996 and, the Registrant has made pricipal payments of $750,000 during the prior three quarters, the March payment did not constitute an "Event of Default". On April 1, 1996, a mandatory principal payment of $250,000 was due to CREI which was paid on April 15, 1996.

       Material Changes in Results of Operations

   Investment Properties - During the first three months of 1996, the income from investment properties was $401,000 compared to
income of $471,000 during the first three months of 1995.   Rental
revenues and operating expenses remained relatively stable between 1995 and 1996. Interest expense increased from $855,000 during the first three months of 1995 to $903,000 during the first three months of 1996 as a result of an increase in interest rates on the Registrant's variable rate mortgage debt. Depreciation and amortization expense increased as a result of commencing depreciation of expenditures capitalized during 1995 and early 1996 relating to the Registrant's leasing activities and capital improvement projects offsetting the cessation of depreciation on the Village Commons Shopping Center which is classified as held for sale.

   Hotel Property - The hotel property income was $954,000 in the first three months of 1996 compared to $843,000 in the first three months of 1995. The increase in income was the result of the cessation of depreciation expense during the first three months of 1996 since the property is classified as held for sale, and a decrease in interest expense. Total hotel revenues in the first three months of 1996 decreased when compared to the first three months of 1995 primarily as a result of the difference in restaurant revenues. The restaurant was leased to an unrelated party in 1995 and, as a result, no restaurant revenues are reflected in the first quarter of 1996. Hotel room revenues increased as a result of an increase in the average daily rate from $98.45 for the first three months of 1995 to $104.24 for the first three months of 1996. This increase was offset by a decrease in average occupancy from 85.4% for the first three months of 1995 to 83.2% for the first three months of 1996. Expenses increased by $51,000 in the first three months of 1996 compared to the first three months of 1995 primarily as the result of incurring an asset management fee of $188,000 in connection with the extended close of escrow on the sale of the hotel in 1996. Interest expense decreased from $224,000 during the first three months of 1995 to $93,000 for the first three months of 1996, primarily as a result of the effects of the lower principal balance on the hotel's debt. Effective January 1, 1996, the Registrant ceased recording depreciation on the hotel since it is classified as an asset held for sale in accordance with Statement of Financial Accounting Standards No. 121. Had the Registrant computed depreciation on the hotel, such depreciation would have approximated $160,000 for the first three months of 1996.

   Equity in Partnership Loss - Rincon Center Associates (RCA) - The net loss for RCA increased from $3,438,000 in the first three months of 1995 to an estimated $3,706,000 in the first three months of 1996. The increase in the loss is primarily the result of an increase in operating expenses. The Registrant's equity share of the RCA loss amounted to $846,000 and $785,000 during the first three months of 1996 and 1995, respectively. As of December 31, 1995, the Registrant recorded a provision for the write down of its equity investment and loans to RCA to zero reflecting the fact that RCA has experienced ongoing operating losses which made realization of the Registrant's investment and loans to RCA unlikely. Additionally, commencing January 1, 1996, the Registrant (i) ceased recording is allocable share of RCA's net loss as recording such losses would result in "negative equity" in RCA for the Registrant which would not properly reflect the Registrant's economic interest in RCA, (ii) ceased recording additional advances to RCA made on the Registrant's behalf by RCA's managing general partner in recognition of the fact that, as discussed below, such advances are non-recourse to the Registrant and are only required to be repaid from future cash distributions to the Registrant by RCA, if any, and (iii) ceased accruing interest on the $2,940,000 of advances recorded through December 31, 1995.

   General and Administrative Expenses - General and administrative expenses in the first three months of 1996 amounted to $396,000 compared to $353,000 for the first three months of 1995. The increase is primarily attributable to an increase in legal fees, Directors fees, insurance and other professional service fees.

   Interest and Fee Expense for Debt Related to Equity Investment in RCA - During the first three months of 1995, the Registrant incurred $58,000 in interest and fee expense related to the funding arrangement with the managing general partner on RCA, as previously discussed.

   Interest Income - Interest income actually received on the note receivable was $12,000 and $5,000 during the first three months of 1996 and 1995, respectively.

   Other Expense - Other expense was $8,000 and $1,000 during the first three months of 1996 and 1995, respectively.

   Income Tax Provision - A tax provision is recorded in connection with the net income for the three months ended March 31, 1995 and 1996 in accordance with Statement of Financial Accounting Standards No. 109. In the first three months of 1995 and 1996, the Registrant recorded provisions for income taxes of $50,000 and $374,000, respectively.

ITEM 6.  Exhibits and Reports on Form 8-K

a)     Exhibits

10.    Agreement dated March 21, 1996 between Registrant and Raymond
V. Marino (Management Contract).

b) Report on Form 8-K -- On April 19, 1996, the Registrant filed Form 8-K to report the sale of Village Commons Shopping Center
(VCSC).  On April 23, 1996 the Registrant filed form 8-K/A
(Amendment #1) to the Form 8-K to include the purchase and sale agreement on the sale of VCSC.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                PACIFIC GATEWAY PROPERTIES, INC.
                       Registrant



Date: May 14, 1996          Raymond V. Marino

                Raymond V. Marino
                President and Chief Executive Officer



Date: May 14, 1996          Gary W. Furney

                Gary Furney
                Vice President and Controller
                (Principal Accounting Officer)

                                             EXHIBIT


                 EMPLOYMENT AGREEMENT






     This Employment Agreement, dated as of March 21, 1996, for reference purposes, is entered into between PACIFIC GATEWAY PROPERTIES, INC., a New York corporation (the "Company"), and RAYMOND V. MARINO, II
("Executive"), and sets forth the terms and conditions of the Company's employment of Executive, as follows:

     1.   Titles; Duties.  Executive shall be employed as the Chief
Executive Officer and President of the Company. Executive's duties and responsibilities shall be those customarily attendant to such a position, and Executive shall faithfully and to the best of his ability discharge such duties.

Consistent with the foregoing Executive shall devote his full-time energy and skill to such employment, except that he may continue his participation as a director, officer or member of a reasonable number of non-profit organizations. Executive shall be appointed to the Board of Directors of the Company to fill the vacancy currently existing and he will be nominated by the Board of Directors for re-election at the next annual meeting of the shareholders of the Company and thereafter at each subsequent annual meeting of the shareholders during the Extension Term (as defined below). Upon termination of his employment hereunder, and upon the request of the Board of Directors of the Company, Executive will promptly submit his resignation from the Board of Directors.

     2. Employment Term. The term of Executive's employment initially shall be for a period of one year (the "Initial Term") commencing as of January 2, 1996 (the "Commencement Date") and expiring on January 1, 1997. Following the Initial Term, Executive's employment by the Company will automatically be extended for additional one (1) year terms ("Extension Terms") until terminated in the manner prescribed in this paragraph. Either party may terminate Executive's employment at the end of the Initial Term or any Extension Term by giving to the other party written notice of such termination no later than October 1 of such Initial or Extension Term. Notice of termination that does not comply with the preceding sentence shall be ineffective and the employment term will be automatically extended as provided above. Prior to expiration of the Initial Term or any Extension Term, Executive's employment may be terminated by the Company only for "cause", as that term is defined in paragraph 6, below. If the Company terminates Executive's employment hereunder by providing written notice to Executive as provided in this paragraph 2, Executive will be entitled to receive all of the severance benefits set forth in paragraph 6(c), except that no acceleration of vesting of any unvested options under subparagraph 6(c)(iv) will occur and Executive will have the right to exercise all vested options for a period of twelve (12) months from the date of termination.

     3.   Base Compensation.  For his services, the Company will pay
Executive a base salary at the rate of One Hundred Fifty Thousand Dollars ($150,000.00) per year (the "Base Salary"), payable in accordance with the Company's general practices for the payment of base salary to its executives. Executive's Base Salary will be reviewed annually and will be subject to adjustment by the Board of Directors, but it may not be decreased. The Company will give Executive written notice of any such adjustment no later than September 21 of each year.

     4. Bonuses. As additional compensation for performance of the services by Executive during the term of this Agreement, Executive shall be entitled to participate in any incentive pay or bonus programs established by the Company from time to time. Such participation shall be on terms at least as favorable as those enjoyed by any other executive officers of the Company. In addition, the Company will pay to Executive an annual bonus, the amount of which will be determined in the sole discretion of the Board of Directors of the Company acting in good faith, provided that the Board of Directors will take into consideration Executive's contributions and/or accomplishments with respect to improving the operations of the Company and enhancing the values of the properties owned, either directly or indirectly, by the Company. The annual bonus amount will be paid to Executive no later than thirty (30) days after the end of the fiscal year of the Company.

     5.   Stock Options.

          (a) Subject to any requirement that a new incentive stock option plan be approved by the shareholders of the Company, options to acquire 100,000 shares of common stock of Company have been or will be granted to Executive. The foregoing options will be granted as incentive stock options to the maximum extent allowed under IRC Section 422(d). The exercise price of such options will be $2.5625 per share. The options will expire on the tenth anniversary of the date of grant, and the options will vest as follows:
(i) options to purchase 40,000 shares will be exercisable upon the date of grant, and (ii) options to purchase 20,000 shares will become exercisable on January 1, 1997, options to purchase 20,000 shares will become exercisable on December 31,1997, and options to purchase 20,000 shares will become exercisable on December 31, 1998, provided that Executive's employment has not been terminated by the Company for cause (as defined below) and Executive has not voluntarily terminated his employment before the vesting date. The Company will use its best efforts to cause the new incentive stock option plan to be approved by the shareholders of the Company, and will submit a new incentive stock option plan to its shareholders at the next annual meeting and will recommend to the shareholders that they approve the plan at that meeting.

          (b) Until a new incentive stock option plan is approved by the shareholders, or if a new plan is not approved by the shareholders and the option grant described in (a) above becomes null and void, Executive will be entitled to receive a special bonus in the event of (i) a sale of all or substantially all of the assets of the Company, (ii) a merger or any other combination or consolidation in which the Company is not the surviving entity (or if the Company is the surviving entity but the shareholders of the Company immediately prior to such merger do not own at least 51% of the voting stock of the Company immediately after such merger or combination or consolidation),
(iii) 50% or more of the common stock is acquired by a third party in a tender offer or other acquisition of stock in a single transaction or series of related transactions, or (iv) a full or partial liquidation or a dissolution of the Company. If any of the foregoing events occur during the term of his employment hereunder, Executive will be paid, upon the consummation or completion of the transaction, an amount equal to the cash payment per share or value of the consideration per share received by the shareholders of the Company, less $2.5625 per share, multiplied by 100,000.
For example, if the shareholders receive cash or securities worth a $5.00 per share, Executive would receive a lump sum cash payment of $243,750 ($5.00 - $2.5625 = $2.4375 x 100,000 = $243,750).

     6.   Termination of Employment.

          (a)  Termination by Company Without Cause.  If the
Company at any time terminates Executive's employment hereunder without "cause" (as defined in paragraph (b) below), the Company will provide to Executive the Severance Benefits described in paragraph (c) below. Without limiting the foregoing, Executive's employment with the Company shall be deemed terminated without "cause" for the purposes of this Agreement if his employment termination occurs voluntarily or involuntarily following (i) a change in Executive's position with the Company which materially reduces Executive's level of responsibility, (ii) a reduction in Executive's level of compensation (including Base Salary, fringe benefits, and any incentive or bonus plan(s) for which Executive may become eligible in the future); or (iii) a relocation in the principal place for the performance of Executive's duties of more than twenty
- -five (25) miles (i.e., any relocation more than 25 miles from San Francisco), provided and only if such change, reduction or relocation is effected without Executive's written concurrence.

          (b) Termination by Executive, or Termination by Company for Cause. If the Executive voluntarily terminates his employment hereunder, or if the Company terminates Executive's employment for cause, such employment will terminate on the date fixed by Executive or the Company (as the case may be), and thereafter the Company will not be obligated to pay Executive any additional compensation, other than compensation due and owing through the date of termination (and Executive shall not be obligated to refund any bonus amount previously paid to him by the Company or previously specifically awarded to him by the Company's Board of Directors), subject only to the rights of Executive under paragraph 8 below in the case of a voluntary termination by Executive following a "change in control." Upon the occurrence of either of such termination events, Executive will have the right to exercise any or all of his vested stock options for a period of ninety (90) days after the date of such termination as provided in his stock option agreement. "Cause," for purposes of this Agreement, only shall mean any of the following:

               (i) self-dealing by Executive resulting in personal profit to him;

               (ii) the commission of a criminal act by Executive relating to the performance of his duties hereunder;

               (iii) habitual intoxication of Executive by alcohol or drugs during working hours; or

               (iv) failure to follow the duly authorized directions of the Board of Directors, if Executive does not remedy such failure within 60 days of receiving written notice from the Board of such failure.

          (c) Severance Benefits. If Executive's employment is terminated by the Company without cause the Executive shall be entitled to the following benefits ("Severance Benefits"):

               (i) The Company will continue to pay to Executive his then-effective Base Salary for a period of the remainder of the Initial Term or the Extension Term, as applicable, plus for an additional period of eighteen (18) months from the date of termination.

               (ii) The Company shall continue to provide Executive with medical, dental, vision, long-term disability and life insurance coverage as generally available to executives of the Company, together with the all other benefits described in paragraph 7, below, until the Company is no longer obligated to make Base Salary payments pursuant to the preceding subparagraph
(i).

               (iii) The Company will pay to Executive an amount equal to the average of his annual bonuses earned with respect to the immediately preceding two full calendar years of his employment.

               (iv) The vesting period of any unvested options granted to Executive will accelerate and will become exercisable, and Executive will have the right to exercise all vested options for a period of twelve (12) months from the date of termination.

     7.   Additional Benefits.

          (a) Vacation. In addition to the Company's paid vacation days, Executive shall be entitled to twenty (20) vacation days with full pay in each year of employment, subject to scheduling with the Company's Board of Directors so as to not unreasonably disrupt the Company's business operations.

          (b) Insurance Benefits. The Company shall provide Executive with medical, dental, vision, long-term disability and life insurance coverage commensurate with like coverage provided to other executives of the Company, but in no event less comprehensive than the coverage provided by the Company to Executive prior to execution of this Agreement.

          (c) Other Benefits. Executive also will be entitled to all other benefits generally available to other executive and managerial employees of the Company as he becomes eligible for them.

     8. Change In Control. If during Executive's employment hereunder, a "change in control" of the Company occurs, Executive will have the option of either terminating his employment hereunder or continuing his employment with the Company in accordance with the terms of this Agreement, such option will be exercisable at any time until the first anniversary date of the occurrence of any "change in control" of the Company. If Executive elects to terminate his employment at any time during that one (1) year period, he will be entitled to receive all of the severance benefits set forth in paragraph 6(c), except that the period for exercising any vested options will be for a period of three (3) months from the date of termination of his employment. If Executive does not elect to terminate his employment, but if Executive agrees to remain employed under different terms of employment than those contained in this Agreement, he will be entitled to be paid, in addition to his compensation pursuant to any new employment arrangement, his Base Salary for the remainder of the Initial Term or any Extension Term, as applicable.
For the purpose of this Agreement, a "change in control" of the Company shall only be deemed to have occurred if (I) in a single transaction or series of related transactions a transfer of ownership of the Company's common stock occurs as a result of which the stockholders immediately prior to such transaction or series of transactions no longer control, directly or indirectly, fifty percent (50%) or more of the voting stock of the Company, or (ii) the Company merges or consolidates with another corporation (other than a subsidiary of the Company or sells all or substantially all of its assets and at least fifty percent (50%) of the voting stock of the surviving or purchasing entity is not controlled, directly or indirectly, by stockholders who were stockholders of the Company immediately prior to such transaction or (iii) the composition of the Board of Directors changes such that a majority of the then Board of Directors are no longer persons who were serving as directors of the Company on January 1, 1996. A public distribution by the Company of its common stock shall not be a "change in control" within the meaning of this Agreement.

     9. Payment of 1995 Bonus. Company and Executive acknowledge and agree that Executive earned a cash compensation bonus of Thirty Thousand Dollars ($30,000) for the Company's fiscal year ended December 31, 1995, of which he has been paid Five Thousand Dollars ($5,000), leaving Twenty-Five Thousand Dollars ($25,000) due and owing. Company and Executive further agree that Company will pay that remaining balance in full within ten (10) days of the first to occur of any one of the following transactions: (I) the closing of the sale of Company's Radisson Hotel property; (ii) the closing of the sale of the Company's Village Common Shopping Center property; (iii) the completion of the refinancing of the debt on the Company's South Bay Office Tower property; or (iv) the completion of the refinancing of the debt on the Company's North Tucson Business Center property.

     10.  Other Provisions.

          (a) Company will reimburse Executive for all actual legal fees and expenses incurred by Executive in connection with the negotiation of the terms of this Agreement up to an amount not to exceed Five Thousand Dollars ($5,000).

          (b) Upon presentation of appropriately itemized documentation, the Company shall pay or reimburse Executive for all reasonable and necessary expenses incurred by him in the performance of his duties hereunder.

          (c)  The Company shall be obligated to defend and indemnify
Executive from and against liabilities arising out of performance of his duties hereunder, to the fullest extent permissible under New York law, and the Company will maintain its present Directors and Officers Insurance and Company Reimbursement policy at not less than its present limits of liability and not more than its present deductible level throughout the Initial Term and any Extension Terms.

          (d) In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason by final judgment of a court of competent jurisdiction, (I) the remaining provisions or portions of this Agreement shall be unaffected thereby and shall remain in full force and effect to the fullest extent permitted by law, and (ii) if the effect of a determination that such provision is either invalid or unenforceable is to modify to Executive's detriment, reduce or eliminate any payment or benefit provided under this Agreement, the company shall promptly negotiate and enter into an Agreement with Executive containing alternative provisions (reasonably acceptable to Executive), that will restore to Executive (to the extent legally permissible) substantially the same economic, substantive and income tax benefits that Executive would have enjoyed had any such provision of this Agreement been upheld as valid and enforceable. Failure to insist upon strict compliance with any provision of this Agreement shall not be deemed a waiver of such provision or of any other provision of this Agreement.

          (e) This Agreement embodies the entire Agreement between the parties relating to the subject matter hereof, and supersedes all previous agreements or understandings, including that certain letter dated September 24, 1994, signed by Roger D. Snell on behalf of the Company and addressed to Executive. No provision of this Agreement may be amended or waived, except by a writing signed by the parties.

          (f) In the event of any dispute with respect to or otherwise arising out of or relating to this Agreement, the prevailing party shall be reimbursed by the other for all costs and expenses, including attorney fees (including those fees incurred in connection with any appeal) reasonably incurred by the prevailing party in enforcing its rights hereunder. Any legal proceeding to resolve such a dispute shall be brought in either the Superior Court of the State of California for San Francisco County, or the United States District Court for the Northern District of California, as appropriate.

          (g) This Agreement shall be governed in all respects, including validity, interpretation and effect, by the laws of the State of California, excluding its choice of law rules.

          (h) The Company represents and warrants to Executive that this Agreement has been, or will be as soon as practicable after its execution and delivery, duly authorized and approved, ratified or confirmed by the Board of Directors of the Company, and the execution and delivery of this Agreement by and on behalf of the Company by not less than two (2) members of the Compensation Committee of the Board of Directors likewise has been or will be authorized and approved, ratified or confirmed.

          (i) This Agreement may be executed in one or more counterparts, all of which shall be considered one and the same agreement and shall become effective when one or more counterparts have been signed by each of the parties and delivered to the other party, it being understood that all parties need not sign the same counterpart.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

PACIFIC GATEWAY PROPERTIES, INC.



By:  Marshall A. Jacobs                      Raymond V. Marino, II

     Marshall A. Jacobs                 Raymond V. Marino, II
     Director


By:  Martin S. Roher
     Martin S. Roher
     Director


By:  John V. Winfield
     John V. Winfield
     Director