Form 10-Q/A
period 1996-03-31
PACIFIC GATEWAY PROPERTIES INC
filed 1996-07-25
CIK 743443

[ARTICLE] 5
[MULTIPLIER] 1000

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               MAR-31-1996
[CASH]                                             853
[SECURITIES]                                         0
[RECEIVABLES]                                      316
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                  1347
[PP&E]                                           45869
[DEPRECIATION]                                   12615
[TOTAL-ASSETS]                                   65861
[CURRENT-LIABILITIES]                             2011
[BONDS]                                          61104
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                          4011
[OTHER-SE]                                       12608
[TOTAL-LIABILITY-AND-EQUITY]                      8597
[SALES]                                              0
[TOTAL-REVENUES]                                  6348
[CGS]                                                0
[TOTAL-COSTS]                                     2710
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                    963
[INCOME-TAX]                                       374
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                       589
[EPS-PRIMARY]                                      .15
[EPS-DILUTED]                                      .14