Form 10-Q
period 1996-06-30
PACIFIC GATEWAY PROPERTIES INC
filed 1996-08-15
CIK 743443

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

                               FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended June 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996:

$1.00 Par Value Common Stock                        3,892,596
    (Title of Class)                         (Number of Shares Outstanding)

                   PACIFIC GATEWAY PROPERTIES, INC.

                                 INDEX


Part I - Financial Information:                                    Page Number

    Item 1.    Financial Statements

    Consolidated Balance Sheets as of June 30, 1996
          and December 31, 1995                               3


    Consolidated Statements of Income for the Three and
          Six Months Ended June 30, 1996
          and 1995                                            4


    Consolidated Statements of Cash Flows for the Three
          and Six Months Ended June 30, 1996                  5
          and 1995

    Notes to Financial Statements                             6-8

    Item 2.    Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations               9-13


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

                      PACIFIC GATEWAY PROPERTIES, INC.
                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (In Thousands, Except Share Amounts)
                                              As of     As of
                                              June 30,  December 31,
                                              1996      1995
ASSETS
Cash and short-term investments             $ 2,746           $   176
Cash reserved for capital improvements          103               241
Accounts receivable                             437               510
Prepaid taxes                                   687               459
Other current assets                            157                74
Investment properties:
  Land                                        5,481             5,481
  Buildings                                  31,847            31,847
  Furniture, fixtures and equipment           9,282             8,350
Subtotal investment properties               46,610            45,678
Less-accumulated depreciation and net
  realizable value reserve                  (13,158)          (12,106)
Investment properties, net                   33,452            33,572
Properties held for sale, net of accumulated
  depreciation of $8,080 at June 30, 1996 and $8,776 at
  December 31, 1995                          14,349            22,230
Deferred tax asset                            3,629             6,831
Note receivable, accrued interest and fees      237               225
Capitalized loan costs, net of accumulated amortization
  of $1,088 and $1,210 at June 30, 1996 and December
  31, 1995, respectively                        592               816
Capitalized lease commissions and rent concessions,
  net of accumulated amortization of $1,361 and $1,521
  at June 30, 1996 and December 31, 1995, respectively 611           753
     Total assets                                $57,000           $65,887

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable                                   $   655           $ 1,293
Accrued payroll, property and sales taxes              258               513
Prepaid rent                                            62               133
Accrued interest on debt                               254               298
State income taxes payable                             626                --
Amount due for tenant improvements                     150                --
Other current liabilities                              114               127
Tenant security deposits                               296               417
Debt related to corporate, investment
  and hotel properties                              42,552            58,838
Other debt related to equity investment
  in Rincon Center Associates                        2,940             2,940
Deferred tax liability                              11,311            10,514
     Total liabilities                              59,218            75,073
Stockholders' deficit
Common stock $1.00 par value--
  Authorized--10,000,000 shares
  Issued--4,011,150 shares                           4,011             4,011
Paid-in-deficit                                    (10,222)          (10,222)
Accumulated earnings (deficit)                       4,140            (2,828)
Treasury stock, at cost--118,554 common shares at
 June 30, 1996 and December 31, 1995                (2,037)           (2,037)
Warrants for common stock                            1,890             1,890
Total stockholders' deficit                         (2,218)           (9,186)
     Total liabilities and stockholders' deficit   $57,000           $65,887



The accompanying notes are an integral part of these consolidated financial statements
                        PACIFIC GATEWAY PROPERTIES, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (In Thousands, Except Per Share Amounts)

                                        For the Three Months For the Six Months
                                        Ended June 30,       Ended June 30,
                                        1996   1995         1996   1995


Investment Properties:
  Rental revenues                    $ 2,546 $ 3,049     $ 5,720   $ 6,228
  Operating expenses                  (1,334)(1,404)      (2,600)     (2,666)
  Interest expense                      (605)  (778)      (1,508)     (1,634)
  Depreciation and amortization         (634)  (581)     (1,238)   (1,172)
    Investment properties income (loss)  (27)   286          374         756
Hotel Property:
  Revenues                             1,388  1,815        3,879       4,431
  Operating expenses                  (1,101)(1,276)      (2,545)     (2,669)
  Interest expense                       (95)  (136)        (188)       (359)
  Depreciation and amortization           --   (155)          --        (311)
    Hotel income                         192    248        1,146       1,092
Equity in Partnership Loss:
  Rincon Center Associates (RCA)           --  (982)         --        (1,767)
Interest and fee expense for debt
  related to equity investment in RCA      --    (66)        --         (123)
General and administrative expenses       (462)  (305)      (858)       (658)
Interest income                             37     12         49          15
Other income, net                          173     --         165        --
Income (loss)before property transactions,
  income taxes and extraordinary item     (87)   (807)         876     (685)
Gain on sale of real estate assets, no 10,900     177       10,900       177
Income (loss) before income taxes and
  extraordinary item                   10,813    (630)      11,776      (508)
Income tax benefit (provision)         (4,434)    237      (4,808)      187
Income (loss) before extraordinary item 6,379    (393)       6,968     (321)
Extraordinary loss from extinguishment
 of debt                                 --      (233)         --      (233)
  Net income (loss)                   $ 6,379  $  (626)    $ 6,968   $  (554)


Earnings (loss) per share, primary:
Earnings (loss) before extraordinary item   $1.49  $(.09)       $1.67  $(.08)
Extraordinary item                             --   (.06)          --   (.06)
  Net earnings (loss)                       $1.49  $(.15)       $1.67  $(.14)


Earnings (loss) per share, fully diluted:
Earnings (loss) before extraordinary item   $1.46  $(.09)       $1.60  $(.08)
Extraordinary item                             --   (.06)          --   (.06)
  Net earnings (loss)                       $1.46  $(.15)       $1.60  $(.14)




The accompanying notes are an integral part of these consolidated financial statements


                        PACIFIC GATEWAY PROPERTIES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In Thousands)

                                        For the Three Months For the Six Months
                                           Ended June 30,       Ended June 30,
                                             1996   1995         1996   1995
Cash flow from operating activities:
  Net income (loss)                      $  6,379 $ (626)     $ 6,968 $ (554)
  Non-cash revenues and expenses
      included in net income (loss):
      Provision for depreciation and
           amortization                     634    736        1,238  1,483
      Equity in partnership loss             --    982           --  1,767
      Gain on sale of real estate assets,
                                net    (10,900)   (177)      (10,900) (177)
      Extraordinary item                     --    233          --    233
  Change in assets and liabilities:
      Accounts receivable, prepaid taxes
           and other current assets       (337)  (200)        (250)  (389)
      Other assets, net                    --     26           --     96
      Accounts payable and other current
           liabilities                    (518)   (97)        (871)  (106)
      Current tax liability                   626   (305)         626     --
      Deferred taxes                        3,625   (113)       3,999   (508)
      Other liabilities                      (148)    56        (121)       26
  Net cash generated by (used in) operating
      activities                             (639)   515      689     1,871
Cash flow from investing activities:
  Additions to investment properties,
    properties held for sale, capitalized
    loan costs (net) and capitalized lease
    commissions and rent concessions (net)   (875)  (376)      (1,093)(1,551)
  Proceeds from sale of properties, net    19,122    510       19,122    510
  Contributions to Rincon Center Associates    --     --           --   (400)
  Distribution from Rincon Center Associates   --     --            --   85
  Net cash generated by (used in) investing
      activities                           18,247    134      18,029    (1,356)

Cash flow from financing activities:
  Borrowings under property and corporate debt -- 19,937           -- 20,910
  Borrowings in connection with equity
    investment, net                            --     65           --    463
  Payments on debt                           (388)(20,570)     (1,062) (21,859)
  Payment of loan costs and fees in connection
    with equity investment                     --     (7)          --     (7)
  Mortgages satisfied in connection with
    property dispositions                 (15,224)  (400)     (15,224)  (400)
  Issuance of treasury stock                   --     --           --     45
  (Increase) decrease in cash reserved for
    capital improvements, net                 (29)  (15)        138        98
  Net cash used in financing activities   (15,641)  (990)    (16,148     (750)

Increase (decrease) in cash and short-term
  investments                               1,967   (341)       2,570   (235)
Balance at beginning of period                779    465    176       359
Balance at end of period                 $  2,746 $  124 $ 2,746  $   124

Supplemental disclosures of cash flow
     info
  Cash paid during the period for:
      Interest                           $    811 $ 1,028     $ 1,885   $ 2,355
      Income Taxes                       $    410 $   181     $   410   $   321


The accompanying notes are an integral part of these consolidated financial statements
                PACIFIC GATEWAY PROPERTIES, INC.
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
       For the Quarter and Six Months Ended June 30, 1996

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

    In the opinion of the Registrant, all material adjustments of a normal recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

Reclassifications

    Certain prior year amounts have been reclassified to be consistent with current year classifications.

Estimates and Assumptions

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates.

2. Rincon Center Associates Partnership (RCA)-- San Francisco, California

     The Registrant owns general (non-managing) and limited partnership interests in RCA totaling approximately 23%, and is responsible for 20% of RCA's cash requirements in excess of available financing, subject to the agreement with the managing general partner discussed below.

     The Registrant earns a fee from RCA for posting a $3.65 million letter-of-credit and earns a preferred return at the prime rate plus 2% on its advances to RCA. In December 1995, the Registrant recorded a provision for the write down of its equity investment and loans to RCA to zero reflecting the fact that RCA has experienced ongoing operating losses which made realization of the Registrant's investment and loans to RCA unlikely. Additionally, commencing January 1, 1996, the Registrant (i) ceased recording its allocable share of RCA's net loss as recording such losses would result in "negative equity" in RCA for the Registrant which would not properly reflect the Registrant's economic interest in RCA, (ii) ceased recording any interest on the Registrant's advances to the Partnership and for posting a $3.65 million letter-of-credit, (iii) ceased recording additional advances to RCA made on the Registrant's behalf by RCA's managing general partner in recognition of the fact that, as discussed below,
such advances are non-recourse to the Registrant and are only required to be repaid from future cash distributions to the Registrant by RCA, if any, and (iv) ceased accruing interest on the funding arrangement with the managing general partner of RCA which amounted to $2,940,000 through December 31, 1995. The Registrant's share of any distributions from RCA will be used to reduce the amount outstanding under a funding arrangement with the managing general partner of RCA, as more fully described below. During the first six months of 1996, no letter-of-credit fees or interest on advances were paid by RCA to the Registrant.

The letter-of-credit has been renewed until December 23, 1996.

     The Registrant entered into an agreement in June 1993 with the managing general partner in RCA. This agreement provides the Registrant with the flexibility to borrow funds from the managing general partner to limit its future cash obligations to RCA. Under this funding arrangement, all amounts advanced, related fees and accrued interest are non-recourse to the Registrant. This agreement does not reduce the level of the Registrant's general and limited partnership interests in RCA. Interest accrues on the unpaid portion of both the principal amount advanced and related fees at the Bank of America prime rate plus2%. Amounts advanced under this funding arrangement, plus related fees and accrued interest, are required to be repaid from future cash distributed by RCA to the Registrant, if any. The total amount outstanding under this funding arrangement as of June 30, 1996 was $3,442,000.

     Summary financial statement data for RCA is as follows (in thousands):

As of                                June 30,   December 31,
                                        1996    1995

Investment Properties, net          $112,070   $113,502
Other assets                          21,530     22,623
                                    $133,600   $136,125

Debt                                $ 57,744   $58,720
Amounts due to partners              150,643   144,035
Other liabilities                     11,235    12,253
Partners' deficit                    (86,022)  (78,883)
                                    $133,600  $136,125

                       Three Months Ended              Six Months Ended
                       June 30,                         June 30,
                         1996  1995                     1996      1995

Loss from operations:
Revenue                $5,483 $4,879                 $10,824   $10,253
Expenses:
  Operating and
    lease expenses     3,289   3,202                  6,680     6,223
  Financing            4,682   5,052                  9,394     9,818
  Depreciation and
    amortization        945      925                  1,889     1,950
                       8,916   9,179                 17,963    17,991
Net loss              $(3,433)$(4,300)              $(7,139)  $(7,738)
Registrant's share of
  net loss of RCA     $  (784)$  (982)              $(1,630)  $(1,767)

Registrant's share of cash
     distributions from RCA,
            net $ 36   $   -- $    52               $    --
Registrant's share of cash
     contributions to RCA,
                   net $   -- $   --              $   385     $   315

As of the date of this report, the managing general partner of RCA had not completed the financial accounting for RCA. As a result, the Registrant has recorded an estimate of revenue and expenses for the first six months of 1996 based upon actual operating revenue and expenses for January through May 1996. The Registrant has conferred with the Managing General Partner of RCA and considers the projection a reasonable estimate; however, actual results will differ from this projection.

3. Per Share Data - Per share data is based on the weighted average number of the Registrant's common shares and common share equivalents. Outstanding warrants and stock options enter into the common shares outstanding using the Treasury Stock Method. The number of common share and common share equivalents used in the earnings per share calculations are as follows:

                           For the Three Months     For the Six Months
                              Ended June 30,         Ended June 30,
                                 1996         1995        1996         1995

Primary                     4,284,697    4,089,097   4,166,097    4,089,097
Fully diluted               4,367,059    4,089,097   4,367,059    4,089,097

4. Debt Secured by Mortgages on Real Estate From Primary Lender - In December 1993, the Registrant completed a restructuring of its non-revolving line-of-credit, letter-of-credit, unsecured bonds, and certain mortgages with its primary lender. Statement of Financial Accounting Standards No. 15 requires the Registrant to account for future interest resulting from this transaction using an imputed interest rate versus the stated rates on the debt from the primary lender. In addition, the primary lender's cancellation of debt of $4 million, at the time of the restructuring, is not recognized for financial reporting purposes. The debt has a recorded balance of $16.5 million and $17.1 million at June 30, 1996, and December 31, 1995, respectively. The imputed interest rate as of June 30, 1996, was approximately 4.5%. As a result, the amount of interest recorded for financial reporting purposes is lower than the stated interest on the face amount of the debt by approximately $63,000 for the first six months of 1996. The face amount of the debt with the primary lender as of June 30, 1996,and December 31, 1995, was approximately
$16.7 million and $17.3 million,respectively.

5. Gain on Sale of Real Estate Assets, Net - On April 4, 1996, the Registrant sold the Village Commons Shopping Center, located in West Palm Beach, Florida, to an unrelated third party for $19,300,000. In connection with this property disposition, the Registrant realized a gain for financial reporting purposes of $10,900,000. The pre-tax net cash proceeds, after repayment of $15,224,000 of mortgage debt and other costs of the sale, amounted to $3,749,000.

6. Subsequent Event - On July 1, 1996, the Registrant announced that it signed a letter of intent to be acquired for an all cash purchase price of $5.00 per share of the Registrant's common stock. The proposed transaction is subject to numerous conditions including the parties entering into a definitive acquisition agreement and the bidder satisfactorily completing a due diligence investigation of the Registrant. Since the July 1 announcement, the bidder has commenced its due diligence and drafting of a definitive agreement. The Registrant can provide no assurance that the proposed transaction will be completed.
     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

  Although, as indicated on Note 6 to the unaudited Consolidated Financial Statements included in this report, the Registrant has entered into a letter of intent to be acquired. As there is no assurance that such transaction will be effected, the Registrant intends to continue to operate its business in the ordinary course, subject to such limitations as may be imposed in the contemplated acquisition agreement should one be entered into. The Registrant has taken several actions to generate and conserve cash, and continues to review and analyze additional potential actions. At the same time, the Registrant is seeking to retain value and identify future opportunities for investment. At June 30, 1996, the Registrant has $2.7 million in unrestricted cash, investment properties and properties held for sale with a net book value of $47.8 million, total fixed and variable mortgage debt with a book value of $42.6 million and stockholders' deficit of $2.2 million. Accordingly, given the Registrant's desire to increase its liquidity, the Registrant has actively pursued potential sales of selected real estate assets in the past, has restructured and refinanced its mortgage debt, and has entered into an agreement with the managing general partner of RCA to limit the Registrant's cash obligations to RCA. The Registrant continues to evaluate alternatives to improve its liquidity through debt refinancings and the sale of properties which do not fit within its long term strategy. Funds raised in the preceding fashion would be used for such things as tenant improvements and other capital requirements, certain mandatory debt reductions, and possible new investments.

  At June 30, 1996, the Registrant has the following debt outstanding:

   - Fixed rate, nonrecourse mortgage notes with a face value of $32.0 million at a quarter end weighted average stated interest rate of 8.9% per annum.

  - Variable rate mortgage notes with a face value of $10.6 million at a quarter end weighted average stated interest rate of 8.0% per annum. The variable rate notes provide for certain guarantees and recourse provisions applicable to the Registrant.

  - Nonrecourse loans, accrued interest and fees from the managing general partner in RCA with a face value of $3.4 million, interest at prime plus 2% (10.25% at June 30, 1996), with principal, interest and fees payable from future cash distributions to the Registrant by RCA, if any.

  Scheduled principal maturities on the above described debt over the next
twelve months ending June 30, 1997, amount to approximately $1.5 million.   The
Registrant is also obligated to fund a reserve for tenant improvements in connection with one of its debt agreements. Scheduled funding under such agreement over the twelve months ending June 30, 1997, amounts to approximately $112,000.

  Additionally, the Registrant is contingently liable under a bank letter-of-credit posted on behalf of RCA and other mortgage debt in the amount of $3.65 million and $850,000, respectively. The letter-of-credit is undrawn at June 30, 1996, and matures on December 23, 1996. The Registrant's Massachusetts property is pledged as collateral for the letter-of-credit.

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

  Except as described above, at June 30, 1996, the Registrant has no contractual commitments for any material capital expenditures over the next twelve months or beyond that are not expected to be funded from the $103,000 in cash reserved for capital improvements or future cash flow generated by operating activities. Ongoing repair and maintenance expenditures are expected to be funded from cash flow generated by operating activities.
Future tenant
improvements and leasing commissions will be funded, in part, from the reserve described above, unrestricted cash, cash flow generated by operating activities and funds generated from future debt refinancings or property sales, if any.

  On April 4, 1996, the Registrant sold the Village Commons Shopping Center, located in West Palm Beach, Florida, to an unrelated party for $19,300,000. In connection with this property disposition, the Registrant realized a gain for financial reporting purposes of $10,900,000. The pre-tax net cash proceeds, after repayment of $15,224,000 of mortgage debt and other costs of the sale, amounted to $3,749,000.

  The Registrant is in escrow to sell the Radisson Suites Hotel in Tucson, Arizona. Under the terms of the sale agreement, the Registrant exercised its option to extend the close of escrow until December 1996. The Registrant has the right to close the escrow within 90 days after delivering a written notice to the buyers, during the extended close of escrow period.  If the sale closes in December 1996, the Registrant expects to realize a pre-tax gain of approximately $6 million. During the extended close of escrow period, the Registrant will be reviewing potential acquisitions of one or more properties in order to reinvest all or a portion of the proceeds from the sale of the hotel in order to defer the estimated $2,000,000 of taxes
attributable to the gain on this sale.   The pre-tax net cash proceeds, after
repayment of $12.25 million of mortgage debt
(assuming refinancing of North Tucson Business Center for $3.5 million and the refinancing of the Weston office building for $1.0 million) comprising principal payments of $5.9 million variable and $6.35 million fixed rate mortgage debt with the Registrant's primary lender and other costs of the sale, are expected to amount to approximately $8.2 million.

  The following summarizes the land, fixed assets, and other deferred costs of the hotel which are included in the Registrant's Consolidated Balance Sheet as of June 30, 1996.

            Land                                          $ 3,584,000
            Building                                       12,645,000
            Furniture, fixtures and equipment               6,200,000
                                                           22,429,000
            Accumulated depreciation and
            amortization                                   (8,080,000)
                                                           14,349,000
            Other deferred costs, net        36,000       $14,385,000

  As previously discussed, the Registrant has entered into a purchase agreement with an unrelated third party to sell its Radisson Suite Hotel in Tucson, Arizona. Due to the hotel's low tax basis, the Registrant is evaluating whether or not to complete a tax deferred exchange. If the Registrant does not complete a tax deferred exchange, there will be excess cash proceeds after payment of taxes, debt and cost of the sale which will be used for future capital improvements, leasing costs and possible acquisitions. In addition, the Registrant has loan applications in process to refinance its San Jose, California and Weston, Florida office buildings and the industrial building in Tucson, Arizona which, if accomplished, will provide excess debt proceeds to the Registrant, and reduce and secure fixed rate mortgage debt at these properties, respectively. The excess debt proceeds will be used for general corporate purposes. The Registrant can make no assurances that the sale of the hotel or refinancings will be completed.

Material Changes in Results of Operations

   Investment Properties - During the first six months of 1996, the income from investment properties was $374,000 compared to income of $756,000 during the first six months of 1995. During the second quarter of 1996 the loss from investment properties was $27,000 compared to income of $286,000 for the second quarter of 1995. The decrease in income from investment properties for the first six months of 1996 compared to 1995 is primarily attributable to the sale of
Village Commons Shopping Center (VCSC) in April 1996 and a reduction in occupancy at Walnut Creek Executive Park. Interest expense decreased from $1,634,000 during the first six months of 1995 to $1,508,000 during the first six months of 1996 primarily as a result of reduced debt balances. Depreciation and amortization expense increased as a result of commencing depreciation of expenditures capitalized during 1995 and early 1996 relating to the Registrant's leasing activities and capital improvement projects which was offset by the cessation of depreciation on the VCSC which was sold in 1996.

   Hotel Property - During the first six months of 1996, the hotel property income was $1,146,000 compared to $1,092,000 during the first six months of 1995. During the second quarter of 1996, the hotel property income was $192,000 compared to $248,000 for the second quarter of 1995. The decrease in income during the second quarter was due to a decrease in occupancy offset by an increase in average daily rate, a decrease in interest expense and the cessation of depreciation expense in 1996. Average occupancy decreased from 84.6% for the first six months of 1995 to 73.0% for the first six months of 1996. The average daily rate increased from $85.20 for the first six months of 1995 to $91.95 for the first six months of 1996. Interest expense decreased from $359,000 for the first six months of 1995 to $188,000 for the first six months of 1996 primarily as a result of the effects of the lower principal balance on the hotel's debt. Effective January 1, 1996, the Registrant ceased recording depreciation on the hotel since it is classified as an asset held for sale in accordance with Statement of Financial Accounting Standards No. 121. Had the Registrant recorded depreciation on the hotel, such depreciation would have approximated $296,000 for the first six months of 1996. Total hotel revenues and expenses in 1996 have also decreased from 1995 as a result of a change in restaurant operations. The restaurant was leased to an unrelated party in 1995 and, as a result, no restaurant revenues or expenses are reflected in 1996, resulting in a decline in hotel revenues of $348,000 and operating expenses of $334,000 for the first six months of 1996.

   Equity in Partnership Loss - Rincon Center Associates (RCA) - As of December 31, 1995, the Registrant recorded a provision for the write down of its equity investment and loans to RCA to zero reflecting the fact that RCA has experienced ongoing operating losses which made realization of the Registrant's investment and loans to RCA unlikely. Additionally, commencing January 1, 1996, the Registrant (i) ceased recording its allocable share of RCA's net loss as recording such losses would result in "negative equity" in RCA for the Registrant which would not properly reflect the Registrant's economic interest in RCA, (ii) ceased recording any interest on the Registrant's advances to the Partnership and for posting a $3.65 million letter-of-credit, (iii) ceased recording additional advances to RCA made on the Registrant's behalf by RCA's managing general partner in recognition of the fact that, as discussed below, such advances are non-recourse to the Registrant and are only required to be repaid from future cash distributions to the Registrant by RCA, if any, and (iv) ceased accruing interest on the funding arrangement with the managing general partner of RCA which amounted to $2,940,000 through December 31, 1995. The net loss for RCA decreased from $7,738,000 in the first six months of 1995 to an estimated $7,139,000 in the first six months of 1996. The net loss for RCA decreased from $4,300,000 in the second quarter of 1995 to an estimated $3,433,000 in the second quarter of 1996.
The decrease in the loss is primarily the result of an increase in operating revenues and a decrease in financing expenses. The Registrant's unrecorded equity share of the RCA loss amounted to $1,630,000 and $1,767,000 during the first six months of 1996 and 1995, respectively. The Registrant's equity share of the RCA loss amounted to $784,000 and $982,000 in the second quarter of 1996 and 1995, respectively.

   Interest and Fee Expense for Debt Related to Equity Investment in RCA - During the first six months of 1995, the Registrant incurred $123,000 in interest and fee expense related to the funding arrangement with the managing general partner on RCA, as previously discussed.

   General and Administrative Expenses - General and administrative expenses in the first six months of 1996 amounted to $858,000 compared to $658,000 for the first six months of 1995. General and administrative expenses for the second quarter of 1996 and 1995 were $462,000 and $305,000, respectively. The increase is primarily attributable to an increase in legal and accounting fees in connection with the Registrant's proposed merger, directors fees, insurance and severance compensation to former employees.

   Interest Income - Interest income on the note receivable and cash investments was $49,000 and $15,000 during the first six months of 1996 and 1995, respectively. Interest income on the note receivable and cash investments was $37,000 and $12,000 during the second quarter of 1996 and 1995, respectively.

   Other Income, Net - Other income consisting primarily of business advisory fees and income from the sale of vacant land in Colorado was $165,000 and $173,000 during the first six months and second quarter of 1996, respectively.

  Gain on Sale of Real Estate Assets, Net - In April 1996, the Registrant sold the Village Commons Shopping Center, located in West Palm Beach, Florida, to an unrelated party and realized a gain of $10,900,000. In June 1995, the Registrant sold a parcel of land in Walnut Creek, California, to an unrelated party and realized a gain of $177,000.

   Income Tax Benefit (Provision) - A tax provision is recorded in connection with the net income for the three and six months ended June 30, 1996, of $4,434,000 and $4,808,000, respectively, in accordance with Statement of Financial Accounting Standards No. 109. A tax benefit was recorded in connection with the net loss for the three and six months ended June 30, 1995, of $237,000 and $187,000, respectively.

Risks and Uncertainties Associated with Forward Looking Statements

     This document contains forward looking statements which involve risks and uncertainties. The Registrant's actual results may differ significantly from the results discussed in the forward looking statements. Factors that may cause such differences include, but are not limited to, the risks described under the captions (i) "Management's Discussions and Analysis of Financial Condition and Results of Operations - Discussion of Known Trends, Events and Uncertainties" in the Registrant's Annual Report on Form 10-K for the year ended December 31,
 1995.

ITEM 6.  Exhibits and Reports on Form 8-K

a) Reports on Form 8-K -- On April 19, 1996, the Registrant filed Form 8-K to report the sale of Village Commons Shopping Center (VCSC). On April 23, 1996, the Registrant filed Form 8-K/A (Amendment #1) to the Form 8-K to include the purchase and sale agreement on the sale of VCSC.

b) Reports on Form 8-K -- On October 28, 1994, the Registrant filed Form 8-K to report the redemption of the Registrant's partnership interest in Golden Gateway Center. On August 14, 1996, the Registrant filed Form 8-K/A (Amendement #1) to the Form 8-K to include the pro-forma financial impact of the redemption on the Registrant's financial statements.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                PACIFIC GATEWAY PROPERTIES, INC.
                       Registrant



Date: August 15, 1996  Raymond V. Marino
                Raymond V. Marino
                President and Chief Executive Officer



Date: August 15, 1996       Felecia Vernon-Chancey
                Felecia Vernon-Chancey
                Vice President and Controller
                (Principal Accounting Officer)