Form 10-K/A
period 1995-12-31
PACIFIC GATEWAY PROPERTIES INC
filed 1996-08-16
CIK 743443

UNITED STATES SECURITIES AND EXCHANGE
          COMMISSION
            Washington, D.C. 20549

               FORM 10-K/A-2
          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR
          15 (d) OF THE SECURITIES EXCHANGE  ACT OF 1934
          For the fiscal year ended December 31, 1995

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405) of this chapter) is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 1996: Common Stock, Par Value
$1.00--$10,461,352.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 15, 1996: Common Stock, Par Value $1.00 --3,892,596 shares.
Investment and Hotel Properties and Properties Held for Sale

Land, buildings and improvements are recorded at cost. Depreciation on investment and hotel properties is provided using the straight-line method
over estimated useful lives ranging from 28 to 40 years.   At December 31,
1995, the Company had classified the Radisson Suite Hotel and Village
Commons Shopping Center properties as held for sale. Both of these properties are under contracts for sale that the Company anticipates closing 1996. The respective contract prices less the estimated costs of sale of these properties are greater than their respective carrying values

In March 1995, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed
Of" (SFAS 121). SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when expected undiscounted cash flows are less than the carrying value of the asset. Measurement of impairment is based upon the fair value of the asset. The Company plans to adopt SFAS 121 in 1996 and believes that the adoption will not have a material impact upon its financial position and results of operations, except that, in accordance with SFAS 121, the Company will cease providing for depreciation on the properties held for sale. In 1995, such depreciation for assets to be disposed of amounted to approximately $844,000.


                      SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    PACIFIC GATEWAY PROPERTIES, INC.
                         (Registrant)

                    By:  Raymond V. Marino
                         Raymond V. Marino
                         President and Chief Executive Officer
 Dated: August 15, 1996