Form 10-Q/A
period 1996-03-31
PACIFIC GATEWAY PROPERTIES INC
filed 1996-08-30
CIK 743443

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                          FORM 10-Q/A-2

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


ITEM 6.  Exhibits on Form 10Q

a)     Financial Data Schedule














































                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                PACIFIC GATEWAY PROPERTIES, INC.
                       Registrant



Date: August 29, 1996  Raymond V. Marino
                Raymond V. Marino
                President and Chief Executive Officer