Form 10-Q
period 1996-09-30
PACIFIC GATEWAY PROPERTIES INC
filed 1996-11-14
CIK 743443

SECURITIES AND EXCHANGE COMMISSION

               WASHINGTON, D.C.  20549

                      FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended September 30,
1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996:

$1.00 Par Value Common Stock              3,892,596
   (Title of Class)          (Number of Shares Outstanding)


           PACIFIC GATEWAY PROPERTIES, INC.

                         INDEX


Part I - Financial Information:                               Page Number

Item 1.Financial Statements

Consolidated Balance Sheets
as of September 30, 1996 and
December 31, 1995                                             3


Consolidated Statements of Income
for the Three and Nine Months Ended
September 30, 1996 and 1995                                   4


Consolidated Statements of Cash Flows
for the Three and Nine Months Ended
September 30, 1996 and 1995                                   5

Notes to Financial Statements                                 6-9

Item 2. Management's Discussion and
       Analysis of Financial Condition
       and Results of Operations                              9-13


Part II - Other Information

  Item 1. Legal Proceedings                                   None

  Item 2. Changes in Security                                 None

  Item 3. Defaults Upon Senior
               Securities          None

  Item 4.Submission of Matters to a Vote                      1313
                 of Security Holders

  Item 5.Other Information         None

  Item 6.Exhibits and Reports
               on Form 8-K         13



Signatures                         14

PACIFIC GATEWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands, Except Share Amounts)
                              As of September 30,               December 31,
                                                1996                    1995
ASSETS
Cash and short-term investments            $  2,665                 $    176
Cash reserved for capital improvements          174    241
Accounts receivable                             169    510
Prepaid taxes                                   193    459
Other current assets                            163     74
Investment properties:
  Land                                        5,481  5,481
  Buildings                                  31,847 31,847
  Furniture, fixtures and equipment           9,787                    8,350
Subtotal investment properties               47,115 45,678
Less-accumulated depreciation and net
  realizable value reserve                   (13,841)                (12,106)
Investment properties, net                    33,274                  33,572
Properties held for sale, net of accumulated
depreciation of $8,080 at September 30, 1996
and $8,776 at December 31, 1995               14,366                  22,230
Deferred tax asset                             4,000 6,831
Note receivable, accrued interest and fees       240   225
Capitalized loan costs, net of accumulated
amortization of $1,299 and $1,210 at September 30, 1996 and December 31, 1995,
respectively                                     737   816
Capitalized lease commissions and rent
concessions, net of accumulated amortization
of $1,123 and $1,521 at September 30, 1996
and December 31, 1995, respectively              526                     753
     Total assets                           $ 56,507                $ 65,887

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable                            $    520                $  1,293
Accrued payroll, property and sales taxes        576   513
Prepaid rent                                     248   133
Accrued interest on debt                         214   298
State income taxes payable                        91    --
Amount due for tenant improvements               150    --
Other current liabilities                         25   127
Tenant security deposits                         284   417
Debt related to corporate, investment
  and hotel properties                        42,511                  58,838
Other debt related to equity investment
  in Rincon Center Associates                  2,940                   2,940
Deferred tax liability                        11,715                  10,514
     Total liabilities                        59,274                  75,073
Stockholders' deficit
Common stock $1.00 par value--
  Authorized--10,000,000 shares
  Issued--4,011,150 shares                     4,011 4,011
Paid-in-deficit                              (10,222)                (10,222)
Accumulated earnings (deficit)                 3,591                  (2,828)
Treasury stock, at cost--118,554 common
shares at September 30, 1996 and
December 31, 1995                             (2,037)                 (2,037)
Warrants for common stock                      1,890                   1,890
Total stockholders' deficit                   (2,767)                 (9,186)
     Total liabilities and stockholders' deficit  $ 56,507          $ 65,887
The accompanying notes are an integral part of these consolidated financial statements
                        PACIFIC GATEWAY PROPERTIES, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (In Thousands, Except Per Share Amounts)

                         For the Three Months  For the Nine Months
                          Ended September 30,Ended September 30,
                            1996      1995       1996       1995


Investment Properties:
  Rental revenues           $ 2,699  $ 2,896     $ 8,419   $ 9,124
  Operating expenses        (1,456)   (1,542)     (4,056)   (4,208)
  Interest expense            (661)     (823)     (2,169)   (2,457)
  Depreciation and
  amortization               (661)      (675)     (1,899)   (1,847)
    Investment properties
   income (loss)              (79)      (144)        295       612
Hotel Property:
  Revenues                    989      1,077       4,868     5,508
  Operating expenses       (1,009)      (954)     (3,554)   (3,623)
  Interest expense            (88)      (157)       (276)     (516)
  Depreciation and
  amortization                --        (171)       --        (482)
    Hotel income             (108)      (205)       1,038      887
Equity in Partnership Loss:
  Rincon Center Associates     --       (941)       --      (2,708)
Interest and fee expense for
debt related to equity
investment in RCA              --       (99)        --        (222)
General and administrative
expenses                     (408)     (387)      (1,266)    (1,045)
Interest income                27        14           76         29
Other income, net              11        --          176         --
Income (loss)before property
transactions,income taxes and
extraordinary item           (557)   (1,762)         319     (2,447)
Gain on sale of real estate
assets, net                    --        --       10,900        177
Income (loss) before income
 taxes and  extraordinary item(557)  (1,762)      11,219     (2,270)
Income tax benefit (provision)   8      364       (4,800)       551
Income (loss) before
extraordinary item            (549)  (1,398)       6,419     (1,719)
Extraordinary loss from
extinguishment of debt         --       --          --         (233)
  Net income (loss)         $ (549) $(1,398)      $ 6,419   $(1,952)


Earnings (loss) per share,
primary:
Earnings (loss) before
extraordinary item          $(0.13)   $(.34)       $1.53    $  (.42)
Extraordinary item             --       --           --        (.06)
  Net earnings (loss)       $(0.13)   $(.34)       $1.53      $(.48)


Earnings (loss) per share,
 fully diluted:
Earnings (loss) before
extraordinary item          $(0.13)   $(.34)       $1.53      $(.42)
Extraordinary item             --       --           --        (.06)
  Net earnings (loss)       $(0.13)   $(.34)       $1.53      $(.48)



The accompanying notes are an integral part of these consolidated financial statements

                     PACIFIC GATEWAY PROPERTIES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In Thousands)

                                    For the Three Months  For the Nine Months
                                    Ended September 30,   Ended September 30,
                                      1996     1995         1996    1995
Cash flow from operating activities:
  Net income (loss)                  $(549)  $(1,398)     $ 6,419 $(1,952)
  Non-cash revenues and expenses
      included in net income (loss):
      Provision for depreciation and
           amortization                661       846        1,899  2,329
      Equity in partnership loss       --        941          --   2,708
      Gain on sale of real estate
         assets, net                   --        --       (10,900)  (177)
      Extraordinary item               --        --           --     233
  Change in assets and liabilities:
      Accounts receivable, prepaid
      taxes and other current assets   760       244          510   (145)
      Other assets, net                (8)        58           (8)   154
      Accounts payable and other current
           liabilities                193        101         (678)    (5)
      Current tax liability          (535)       --            91     --
      Deferred taxes                   33       (300)       4,032   (808)
      Other liabilities               (11)       297        (132)    325
  Net cash generated by operating
      activities                      544        789       1,233    2,662
Cash flow from investing activities:
  Additions to investment properties,
    properties held for sale,
    capitalized loan costs (net) and
    capitalized lease commissions and
    rent concessions (net)           (359)     (487)      (1,452)  (2,038)
  Proceeds from sale of properties,
  net                                  --       --         19,122    510
  Contributions to Rincon Center
     Associates                        --      (277)          --     (677)
  Distribution from Rincon Center
     Associates                        --       215           --      300
  Net cash generated by (used in)
     investing activities            (359)     (549)      17,670    (1,905)

Cash flow from financing activities:
  Borrowings under property and
  corporate debt                    3,850        76        3,850     20,986
  Borrowings in connection with
  equity  investment, net              --       177           --       639
  Payments on debt                 (4,020)     (673)      (5,082)  (22,532)
  Payment of loan costs and fees
  in connection with equity
  investment                           --       --           --       (47)
  Mortgages satisfied in connection
  with property dispositions          (26)     (40)     (15,250)     (400)
  Issuance of treasury stock           --       --           --        45
  (Increase) decrease in cash reserved
 for capital improvements, net         (70)     287          68        385
  Net cash used in financing
   activities                        (266)     (173)    (16,414)      (924)

Increase (decrease) in cash and
short-term  investments                (81)    67        2,489   (167)
Balance at beginning of period       2,746    125          176    359
Balance at end of period          $  2,665 $  192      $ 2,665 $  192

Supplemental disclosures of cash flow
     info
  Cash paid during the period for:
      Interest                   $    674 $ 1,011     $ 2,559  $ 3,366
      Income Taxes               $      0 $   157     $   410  $   478


The accompanying notes are an integral part of these consolidated financial statements

PACIFIC GATEWAY PROPERTIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter and Nine Months Ended September 30,
1996

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

    In the opinion of the Registrant, all material adjustments of a normal recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included.
The results of consolidated operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

    The Registrant earns a fee from RCA for posting a $3.65 million letter-of-credit and earns a preferred return at the prime rate plus 2% on its advances to RCA. In December 1995, the Registrant recorded a provision for the write down of its equity investment and loans to RCA to zero reflecting the fact that RCA has experienced ongoing operating losses which made realization of the Registrant's investment and loans to RCA unlikely. Additionally, commencing January 1,
1996, the Registrant (i) ceased recording its allocable share of RCA's net loss as recording such losses would result in "negative equity" in RCA for the Registrant which would not properly reflect the Registrant's economic interest in RCA, (ii) ceased recording any interest or fee income on the Registrant's advances to RCA and for posting a $3.65 million letter-of-credit, (iii) ceased recording additional advances to RCA made on the Registrant's behalf by RCA's managing general partner in recognition of the fact that, as discussed below, such advances are non-recourse to the Registrant and are only required to be repaid from future cash distributions to the Registrant by RCA, if any, and
(iv) ceased accruing interest on the funding arrangement with the managing general partner of RCA which amounted to $2,940,000 through December 31, 1995. If the Registrant continued to record advances made by the managing general partner on the Registrant's behalf and continued to accrue interest thereon the total amount outstanding under this funding arrangement as of September 30, 1996 would amount to $3,900,000. The Registrant's share of any distributions from RCA will be used to reduce the amount outstanding under a funding arrangement with the managing general partner of RCA, as more fully described below. During the first nine months of 1996, no letter-of-credit fees or interest on advances were paid by RCA to the Registrant. The letter-of-credit has been renewed until December 23, 1996.

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

    Summary financial statement data for RCA is as follows (in thousands):

                             As of September 30,     As of December 31,
                                            1996                1995

Investment Properties, net              $110,500              $113,502
Other assets                              20,400                22,623

                                        $130,900              $136,125

Debt                                    $ 57,250               $58,720
Amounts due to partners                  155,000               144,035
Other liabilities                          8,183                12,253
Partners' deficit                        (89,533)              (78,883)

                                        $130,900                $136,125

                           Three Months Ended     Nine Months Ended
                                 September 30,        September 30,
                             1996     1995         1996       1995

Revenue                    $ 5,375  $ 5,105      $ 16,197   $ 15,358
Expenses:
    Operating and
    lease expenses           2,941    3,407         9,621      9,630
  Financing                  4,997    4,218        14,391     14,036
 Depreciation and
    amortization               946    1,608         2,835      3,558
                             8,884    9,233        26,847     27,224
Net loss                   $(3,511) $(4,128)     $(10,650)  $(11,866)
Registrant's share of
  net loss of RCA$            (801)  $ (941)     $ (2,430)  $ (2,708)

Registrant's share of cash
distributions from RCA,net $   125   $    --     $    254   $    --
Registrant's share of cash
contributions to RCA, net  $   283  $    62      $    870   $   377

     As of the date of this report, the managing general partner of RCA had not completed the financial accounting for RCA.
As a result, the Registrant has recorded an estimate of revenue and expenses for the first nine months of 1996 based upon actual operating revenue and expenses for January through August 1996. The Registrant has conferred with the managing general partner of RCA and considers the projection a reasonable estimate; however, actual results will differ from this projection.

3. Per Share Data - Per share data is based on the weighted average number of the Registrant's common shares and common share equivalents. Outstanding warrants and stock options enter into the common shares outstanding using the Treasury Stock Method. The number of common share and common share equivalents used in the earnings per share calculations are as follows:

                              For the Three Months    For the Nine Months
                               Ended September 30,    Ended September 30,
                                 1996         1995        1996         1995

Primary                     4,290,710    4,075,372   4,208,196    4,075,372

Fully diluted               4,290,710    4,075,372   4,208,196    4,075,372

4.   Debt Secured by Mortgages on Real Estate From Primary
Lender - In December 1993, the Registrant completed a restructuring of its non-revolving line-of-credit, letter-of-credit, unsecured bonds, and certain mortgages with its primary lender. Statement of Financial Accounting Standards
No. 15 requires the Registrant to account for future interest resulting from this transaction using an imputed interest rate versus the stated rates on the debt from the primary lender. In addition, the primary lender's cancellation of debt of $4 million, at the time of the restructuring, is not recognized for financial reporting purposes. The debt has a recorded balance of $12.8 million and $17.1 million at September 30, 1996, and December 31,
1995, respectively. The imputed interest rate as of September 30, 1996, was approximately 4.4%. As a result, the amount of interest recorded for financial reporting purposes is lower than the stated interest on the face amount of the debt by approximately $98,000 for the first nine months of 1996. The face amount of the debt with the primary lender as of September 30, 1996, and December 31, 1995, was approximately $13.0 million and $17.3 million, respectively.

     Other Mortgages on Real Estate - In September 1996, the Registrant completed the refinancing of $3,850,000 of debt related to North Tucson Business Center in Arizona. This debt was due in the fourth quarter of 1997. The new loan carries a 9.62% annual interest rate until maturity with fixed monthly amortization payments of approximately $34,000. The loan is amortized over 25 years and is due October 1, 2006. Concurrent with the closing, the Registrant deposited $40,768 with the lender to fund future tenant improvements and leasing commissions. Also, the loan requires an additional $3,397 per month to be deposited for future tenant improvements and leasing commissions during the term of the loan. The monthly amount may be decreased if certain tenant renewals occur. In addition, Registrant is required to fund a debt service reserve of $8,200 per month until $295,000 has been funded. These funds are included as cash reserved for capital improvements on the Registrant's Consolidated Balance Sheet.

5. Subsequent Events - In October 1996, the Registrant completed the refinancing of $1,000,000 of debt related to its Weston Office Building in Florida. This debt was due in the fourth quarter of 1997. The new loan carries an 8.45% annual interest rate until maturity with fixed monthly amortization payments of approximately $9,818. The loan is amortized over 15 years and is due October 5, 2001. The new loan has no prepayment penalty and the Registrant has provided a guarantee of 50% of the outstanding principal balance, or $500,000, whichever is greater.

     On October 8, 1996, the Registrant completed its foreclosure on a mortgage collateralized note receivable.
At the foreclosure sale an unrelated party bid the face value of the mortgage note plus accrued interest and costs in the amount of $242,000 which the Registrant received on October 18, 1996.


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

  The Registrant has taken several actions to generate and conserve cash, and continues to review and analyze additional potential actions. At the same time, the Registrant is seeking to retain value and identify future opportunities for investment. At September 30, 1996, the Registrant has $2.7 million in unrestricted cash, investment properties and properties held for sale with a net book value of $47.6 million, total fixed and variable mortgage debt with a book value of $42.5 million and stockholders' deficit of $2.8 million. Accordingly, given the Registrant's desire to increase its liquidity, the Registrant has actively pursued potential sales of selected real estate assets in the past, has restructured and refinanced its mortgage debt, and has entered into an agreement with the managing general partner of RCA to limit the Registrant's cash obligations to RCA. The Registrant continues to evaluate alternatives to improve its liquidity through debt refinancings and the sale of properties which do not fit within its long term strategy. Funds raised in the preceding fashion would be used for such things as tenant improvements and other capital requirements, certain mandatory debt reductions, and possible new investments.

  At September 30, 1996, the Registrant has the following debt outstanding:

      Fixed rate, nonrecourse mortgage notes with a face value of $35.9 million at a quarter end weighted average stated interest rate of 9.0% per annum.

      Variable rate, non-recourse mortgage notes with a face value of $6.9 million at a quarter end weighted average stated interest rate of 8.3% per annum.

      Nonrecourse loans, accrued interest and fees from the managing general partner in RCA with a face value of $3.9 million, interest at prime plus 2% (10.25% at September 30, 1996), with principal, interest and fees payable from future cash distributions to the Registrant by RCA, if any.

  Scheduled principal maturities on the above described debt over the next twelve months ending September 30, 1997, amount to approximately $1.5 million. The Registrant is also obligated to fund a reserve for certain property taxes, insurance, tenant improvements, leasing commissions, and debt service reserve in connection with two of its debt agreements. Scheduled funding under such agreements over the twelve months ending September 30, 1997, amounts to approximately $361,000.

  Additionally, the Registrant is contingently liable under a bank letter-of-credit posted on behalf of RCA and other mortgage debt in the amount of $3.65 million and $850,000, respectively. The letter-of-credit is undrawn at September 30, 1996, and matures on December 23, 1996. The Registrant's Massachusetts property is pledged as collateral for the letter-of-credit.

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

  Except as described above, at September 30, 1996, the Registrant has no contractual commitments for any material capital expenditures over the next twelve months or beyond that are not expected to be funded from the $174,000 in cash reserved for capital improvements or future cash flow generated by operating activities. Ongoing repair and maintenance expenditures are expected to be funded from cash flow generated by operating activities. Future tenant improvements and leasing commissions will be funded, in part, from the reserve described above, unrestricted cash, cash flow generated by operating activities and funds generated from future debt refinancings or property sales, if any.

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

  The Registrant is in escrow to sell the Radisson
Suites Hotel in Tucson, Arizona. Under the terms of the sale agreement, the Registrant exercised its option to extend the close of escrow until December 1996. If the sale closes in December 1996, the Registrant expects to realize a pre-tax gain of approximately $6 million. During the extended close of escrow period, the Registrant will be reviewing potential acquisitions of one or more properties in order to reinvest all or a portion of the proceeds from the sale of the hotel in order to defer the estimated $2,000,000 of taxes attributable to the gain on this sale. The pre-tax net cash proceeds, after repayment of $12 million of mortgage debt comprising principal payments of $5.65 million variable and $6.35 million fixed rate mortgage debt with the Registrant's primary lender and other costs of the sale, are expected to amount to approximately $8.3 million.

  The following summarizes the land, fixed assets, and other deferred costs of the hotel which are included in the Registrant's Consolidated Balance Sheet as of September 30,
1996.

  Land                                $ 3,584,000
  Building                             12,645,000
  Furniture, fixtures and equipment     6,217,000
                                       22,446,000
  Accumulated depreciation and
  amortization                         (8,080,000)
                                       14,366,000
  Other deferred costs, net                36,000
                                      $14,402,000

  As previously discussed, the Registrant has entered into a purchase agreement with an unrelated party to sell its Radisson Suite Hotel in Tucson, Arizona. Due to the hotel's low tax basis, the Registrant is evaluating whether or not to complete a tax deferred exchange. If the Registrant does not complete a tax deferred exchange, there will be excess cash proceeds after payment of taxes, debt and cost of the sale which will be used for future capital improvements, leasing costs and possible acquisitions. In addition, the Registrant has loan applications in process to refinance its San Jose, California office building which, if accomplished, will provide excess debt proceeds to the Registrant and secure fixed rate mortgage debt at this property. The excess debt proceeds will be used for general corporate purposes. The Registrant can make no assurances that the sale of the hotel or refinancing will be completed.

Material Changes in Results of Operations

  Investment Properties - During the first nine months of 1996, the income from investment properties was $295,000 compared to income of $612,000 during the first nine months of 1995. During the third quarter of 1996 the loss from investment properties was $79,000 compared to the loss of $144,000 for the third quarter of 1995. The decrease in income from investment properties for the first nine months of 1996 compared to 1995 is primarily attributable to the sale of Village Commons Shopping Center (VCSC) in April 1996 and a reduction in occupancy at Walnut Creek Executive Park. Interest expense decreased from $2,457,000 during the first nine months of 1995 to $2,169,000 during the first nine months of 1996 primarily as a result of reduced debt balances. Depreciation and amortization expense increased as a result of commencing depreciation of expenditures capitalized during 1995 and early 1996 relating to the Registrant's leasing activities and capital improvement projects which was offset by the cessation of depreciation on the VCSC which was sold in April 1996.

  Hotel Property - During the first nine months of 1996, the hotel property income was $1,038,000 compared to $887,000 during the first nine months of 1995. During the third quarter of 1996, the hotel property loss was $108,000 compared to $205,000 for the third quarter of 1995. The increase in income during the third quarter was due to a decrease in occupancy offset by an increase in average daily rate and the cessation of depreciation expense in 1996. Average occupancy decreased from 81.0% for the first nine months of 1995 to 52.1% for the first nine months of 1996. The average daily rate increased from $59.36 for the first nine months of 1995 to $65.78 for the first nine months of 1996. Interest expense decreased from $516,000 for the first nine months of 1995 to $276,000 for the first nine months of 1996 primarily as a result of the effects of the lower principal balance on the hotel's debt. Effective January 1, 1996, the Registrant ceased recording depreciation on the hotel since it is classified as an asset held for sale in accordance with Statement of Financial Accounting Standards No. 121. Had the Registrant recorded depreciation on the hotel, such depreciation would have approximated $444,000 for the first nine months of 1996 and approximately $148,000 for the third quarter of 1996. Total hotel revenues and expenses in 1996 have also decreased from 1995 as a result of a change in restaurant operations. The restaurant was leased to an unrelated party in 1995 and, as a result, no restaurant revenues or expenses are reflected in 1996, resulting in a decline in hotel revenues of $329,000 and operating expenses of $111,000 for the first nine months of 1996.

  Equity in Partnership Loss - Rincon Center Associates
(RCA) - As of December 31, 1995, the Registrant recorded a provision for the write down of its equity investment and loans to RCA to zero reflecting the fact that RCA has experienced ongoing operating losses which made realization of the Registrant's investment and loans to RCA unlikely. Additionally, commencing January 1, 1996, the Registrant (i) ceased recording its allocable share of RCA's net loss as recording such losses would result in "negative equity" in RCA for the Registrant which would not properly reflect the Registrant's economic interest in RCA, (ii) ceased recording any interest or fee income on the Registrant's advances to the Partnership and for posting a $3.65 million letter-of-credit,
(iii) ceased recording additional advances to RCA made on the Registrant's behalf by RCA's managing general partner in recognition of the fact that, as discussed below, such advances are non-recourse to the Registrant and are only required to be repaid from future cash distributions to the Registrant by RCA, if any, and (iv) ceased accruing interest on the funding arrangement with the managing general partner of RCA which amounted to $2,940,000 through December 31, 1995. If the Registrant continued to record advances made by the managing general partner on the Registrant's behalf and continued to accrue interest thereon the total amount outstanding under this funding arrangement as of September 30, 1996 would amount to $3,900,000. The net loss for RCA decreased from $11,866,000 in the first nine months of 1995 to an estimated $10,650,000 in the first nine months of 1996. The net loss for RCA decreased from $4,128,000 in the third quarter of 1995 to an estimated $3,511,000 in the third quarter of 1996. The decrease in the loss is primarily the result of an increase in operating revenues and a decrease in financing expenses. The
Registrant's unrecorded equity share of the RCA loss amounted to $2,430,000 and $2,708,000 during the first nine months of 1996 and 1995, respectively. The Registrant's equity share of the RCA loss amounted to $801,000 and $941,000 in the third quarter of 1996 and 1995, respectively.

  Interest and Fee Expense for Debt Related to Equity
Investment in RCA - During the first nine months of 1995, the Registrant incurred $222,000 in interest and fee expense related to the funding arrangement with the managing general partner of RCA, as previously discussed.

  General and Administrative Expenses - General and administrative expenses in the first nine months of 1996 amounted to $1,266,000 compared to $1,045,000 for the first nine months of 1995. General and administrative expenses for the third quarter of 1996 and 1995 were $408,000 and $387,000, respectively. The increase is primarily attributable to an increase in legal and accounting fees in connection with the Registrant's prospective sale of the Company, directors fees, insurance and severance compensation to former employees.

  Interest Income - Interest income on the note receivable and cash investments was $76,000 and $29,000 during the first nine months of 1996 and 1995, respectively. Interest income on the note receivable and cash investments was 27,000 and $14,000 during the third quarter of 1996 and 1995, respectively.

  Other Income, Net - Other income consisting primarily of business advisory fees and income from the sale of vacant land in Colorado was $176,000 and $11,000 during the first nine months and third quarter of 1996, respectively.

  Gain on Sale of Real Estate Assets, Net - In April 1996, the Registrant sold the Village Commons Shopping Center, located in West Palm Beach, Florida, to an unrelated party and realized a gain for financial reporting purposes of $10,900,000. In June 1995, the Registrant sold a parcel of land in Walnut Creek, California, to an unrelated party and realized a gain of $177,000.

  Income Tax Benefit (Provision) - A tax benefit is recorded in connection with the net loss for the three months ended and a tax provision is recorded in connection with the net income for the nine months ended September 30, 1996, of $8,000 and $4,800,000 respectively, in accordance with Statement of Financial Accounting Standards No. 109. A tax benefit was recorded in connection with the net loss for the three and nine months ended September 30, 1995, of $364,000 and $551,000, respectively.

Risks and Uncertainties Associated with Forward Looking
Statements

    This document contains forward looking statements which involve risks and uncertainties. The Registrant's actual results may differ significantly from the results discussed in the forward looking statements. Factors that may cause such differences include, but are not limited to, the risks described under item 7, "Management's Discussions and Analysis of Financial Condition and Results of Operations - Discussion of Known Trends, Events and Uncertainties" in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

ITEM 4.  Submission of Matter to a Vote of Security Holders

    A Special in Lieu of Annual Meeting ("Annual Meeting") of Shareholders of the Registrant was held on October 29, 1996, and the Shareholders re-elected all seven incumbent Directors. At the Annual Meeting, 3,039,966 shares of a total of 3,892,596 shares were represented; 3,039,966 shares voted in favor of all Nominees for Director.

    At the Annual Meeting a motion was approved to adjourn the Annual Meeting to November 19, 1996, at 9:00 a.m. at the Registrant's corporate offices at 101 Spear Street, Suite 215, San Francisco, California to allow additional time for votes on proposal 2, Adoption of the 1996 Stock
Option Plan.

ITEM 6.  Exhibits and Reports on Form 8-K

   a)   Exhibits

   10.  Agreement dated October 29, 1996, between
   Registrant and Raymond V. Marino (Management
      Contract)
                                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     PACIFIC GATEWAY PROPERTIES, INC.
                            Registrant



Date: November 14, 1996     Raymond V. Marino
                     Raymond V. Marino
                     President and Chief Executive  Officer



Date: November 14, 1996     Felecia Vernon-Chancey
                     Felecia Vernon-Chancey
                     Vice President and Controller
                     (Principal Accounting Officer)




               EMPLOYMENT AGREEMENT


This Employment Agreement, dated as of October 29, 1996, for reference purposes, is entered into between PACIFIC GATEWAY PROPERTIES, INC., a New York corporation (the "Company"), and RAYMOND V. MARINO, II ("Executive"), and sets forth the terms and conditions of the Company's continued employment of Executive, as set forth below. Executive and the Company hereby acknowledge and agree that the certain Employment Agreement dated as of March 21, 1996 (the "Previous Employment Agreement") will continue to remain in effect until January 2, 1997, at which time this Agreement will become operative as more fully set forth in paragraph 9 below.

1. Titles; Duties. Executive shall be employed as the Chief Executive Officer and President of the Company.
Executive's duties and responsibilities shall be those customarily attendant to such a position, and Executive shall faithfully and to the best of his ability discharge such duties. Consistent with the foregoing Executive shall devote his full-time energy and skill to such employment, except that he may (i) continue his participation as a director, officer or member of a reasonable number of non-profit organizations, and (ii) serve as a director and/or officer of a family-owned corporation which does not compete with the Company. Executive shall continue to be a member of the Board of Directors of the Company, and he will be nominated by the Board of Directors for re-election at the next annual meeting of the shareholders of the Company and thereafter at each subsequent annual meeting of the shareholders during any Extension Term (as defined below).
Upon termination of his employment hereunder, and upon the request of the Board of Directors of the Company, Executive will promptly submit his resignation from the Board of Directors.

2. Employment Term. The term of Executive's employment initially shall be for a period of two years (the "Initial Term") commencing as of January 2, 1997 (the "Commencement Date") and expiring on January 1, 1999. Following the Initial Term, Executive's employment by the Company will automatically be extended for additional one (1) year terms ("Extension Term(s)") until terminated in the manner prescribed in this paragraph. Either party may terminate Executive's employment at the end of the Initial Term or any Extension Term by giving to the other party written notice of such termination no later than the October 1 immediately preceding the expiration of such Initial or Extension Term. Notice of termination that does not comply with the preceding sentence shall be ineffective and the employment term will be automatically extended as provided above.
Prior to expiration of the Initial Term or any Extension Term, Executive's employment may be terminated by the Company only for "cause", as that term is defined in paragraph 6, below. If the Company terminates Executive's employment hereunder by providing written notice to Executive as provided in this paragraph 2, Executive will be entitled to receive all of the severance benefits set forth in paragraph 6(c), except that no acceleration of vesting of any unvested options under subparagraph 6(c)(iv) will occur and Executive will have the right to exercise each vested option for a period expiring on the earlier of (i) the stated expiration date of such option, or (ii) twelve (12) months from the date of termination.

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

5.  Stock Options.
a) Subject to approval by the shareholders of the Company of the Company's 1996 Stock Option Plan (the "Plan"), options to acquire 100,000 shares of common stock of Company have been granted to Executive pursuant to the Previous Employment Agreement. The Company is obligated under the Previous Employment Agreement to use its best efforts to cause the Plan to be approved by the shareholders of the Company, will submit the Plan to its shareholders at the next shareholders meeting scheduled to be held on October 29, 1996 and will recommend to the shareholders that they approve the Plan at that meeting.

b) Until the Plan is approved by the shareholders, or if the Plan is not approved by the shareholders and the option grant described in (a) above becomes null and void, Executive will be entitled to receive a special bonus in accordance with the immediately following sentence in the event of (i) a sale of all or substantially all of the assets of the Company, (ii) a merger or any other combination or consolidation in which the Company is not the surviving entity (or if the Company is the surviving entity but the shareholders of the Company immediately prior to such merger do not own at least 51% of the voting stock of the Company immediately after such merger or combination or consolidation), (iii) 50% or more of the common stock is acquired by a third party in a tender offer or other acquisition of stock in a single transaction or series of related transactions, or (iv) a full or partial liquidation or a dissolution of the Company. If any of the foregoing events occur during the Initial Term, any Extension Term, or during the twelve month period immediately thereafter, Executive will be paid, upon the consummation or completion of the transaction, an amount equal to the cash payment per share or value of the consideration per share received by the shareholders of the Company, less $2.5625 per share, multiplied by 100,000. For example, if the shareholders receive cash or securities worth a $5.00 per share, Executive would receive a lump sum cash payment of $243,750 ($5.00 - $2.5625 = $2.4375 x 100,000 = $243,750).

III. Termination of Employment.
a) Termination by Company Without Cause. If the Company at any time terminates Executive's employment hereunder without "cause" (as defined in paragraph (b) below), the Company will provide to Executive the Severance Benefits described in paragraph (c) below. Without limiting the foregoing, Executive's employment with the Company shall be deemed terminated without "cause" for the purposes of this Agreement if his employment termination occurs voluntarily or involuntarily following (i) a change in Executive's position with the Company which materially reduces Executive's level of responsibility, (ii) a reduction in Executive's level of compensation (including Base Salary, fringe benefits, and any incentive or bonus plan(s) for which Executive may become eligible in the future); or (iii) a relocation in the principal place for the performance of Executive's duties of more than twenty-five (25) miles (i.e., any relocation more than 25 miles from San Francisco), provided and only if such change, reduction or relocation is effected without Executive's written concurrence.

b) Termination by Executive, or Termination by Company for Cause. If the Executive voluntarily terminates his employment hereunder (unless such termination is deemed without cause as provided in paragraph 6(a) above), or if the Company terminates Executive's employment for cause (as defined below), such employment will terminate on the date fixed by Executive or the Company (as the case may be), and thereafter the Company will not be obligated to pay Executive any additional compensation, other than compensation due and owing through the date of termination (and Executive shall not be obligated to refund any bonus amount previously paid to him by the Company or previously specifically awarded to him by the Company's Board of Directors) and all payments and other benefits which he is otherwise entitled to receive under applicable law, subject only to the rights of Executive under paragraph 8 below in the case of a voluntary termination by Executive following a "change in control." Upon the occurrence of either of such termination events, Executive will have the right to exercise any or all of his vested stock options for a period of ninety (90) days after the date of such termination but not beyond the stated expiration date(s) of the term(s) of the options, as provided in his stock option agreement(s). "Cause," for purposes of this Agreement, only shall mean any of the following:

i)self-dealing by Executive resulting in personal profit to him;
ii)the commission of a criminal act by Executive relating to the performance of his duties hereunder;
iii)habitual intoxication of Executive by alcohol or drugs during working hours; or
iv)failure to follow the duly authorized directions of the Board of Directors, if Executive does not remedy such failure within 60 days of receiving written notice from the Board of such failure.

c) Severance Benefits. If Executive's employment is terminated by the Company without cause the Executive shall be entitled to the following benefits in addition to receiving all payments and other benefits to which he would otherwise be entitled under applicable law ("Severance
Benefits"):
i) The Company will continue to pay to Executive his then-effective Base Salary for a period of twenty-four (24) months from the date of termination.
ii) The Company shall continue to provide Executive with medical, dental, vision, long-term disability and life insurance coverage as generally available to executives of the Company, together with the all other benefits described in paragraph 7, below, for a period of twenty-four (24) months from the date of termination.
iii) The Company will pay to Executive an amount equal to the greater of
(i) the average of his annual bonuses earned with respect to the immediately preceding two full calendar years of his employment, or(ii) the amount of the most recent annual bonus, if any, paid to him pursuant to the terms of the Previous Employment Agreement.

(iv) The vesting period of any unvested options granted to Executive will accelerate and will become exercisable, and Executive will have the right to exercise all vested options for a period of twelve (12) months from the date of termination, but not beyond the stated expiration date(s) of the term(s) of the options.

7)Additional Benefits.
a)Vacation. In addition to the Company's paid vacation days, Executive shall be entitled to twenty (20) vacation days with full pay in each year of employment, subject to scheduling with the Company's Board of Directors so as to not unreasonably disrupt the Company's business operations.
b)Insurance Benefits. The Company shall provide Executive with medical, dental, vision, long-term disability and life insurance coverage commensurate with like coverage provided to other executives of the Company, but in no event less comprehensive than the coverage provided by the Company to Executive prior to execution of this Agreement.
c)Other Benefits. Executive also will be entitled to all other benefits generally available to other executive and managerial employees of the Company as he becomes eligible for them.
8)Change In Control. If during Executive's employment hereunder, a "change in control" of the Company occurs, Executive will have the option of either terminating his employment hereunder or continuing his employment with the Company in accordance with the terms of this Agreement, such option will be exercisable at any time until the first anniversary date of the occurrence of any "change in control" of the Company. If Executive elects to terminate his employment at any time during that one (1) year period, he will be entitled to receive all of the severance benefits set forth in paragraph 6(c), except that the period for exercising any vested options will be for a period of three
(3) months from the date of termination of his employment, but not beyond the stated expiration date(s) of the term(s) of the options. If Executive does not elect to terminate his employment, but if Executive agrees to remain employed under different terms of employment than those contained in this Agreement, he will be entitled to be paid, in addition to his compensation pursuant to any new employment arrangement, his Base Salary for the remainder of the Initial Term or any Extension Term, as applicable. For the purpose of this Agreement, a "change in control" of the Company shall only be deemed to have occurred if (i) in a single transaction or series of related transactions a transfer of ownership of the Company's common stock occurs as a result of which the stockholders immediately prior to such transaction or series of transactions no longer control, directly or indirectly, fifty percent (50%) or more of the voting stock of the Company, or (ii) the Company merges or consolidates with another corporation (other than a subsidiary of the Company) or sells all or substantially all of its assets and at least fifty percent (50%) of the voting stock of the surviving or purchasing entity is not controlled, directly or indirectly, by stockholders who were stockholders of the Company immediately prior to such transaction or (iii) the composition of the Board of Directors changes such that a majority of the then Board of Directors are no longer persons who were serving as directors of the Company on January 1, 1996. A public distribution by the Company of its common stock shall not be a "change in control" within the meaning of this Agreement.
9)Previous Employment Agreement. Company and Executive acknowledge and agree that on January 2, 1997, this Agreement will supersede and replace the Previous Employment Agreement and on January 2, 1997, the Previous Employment Agreement will terminate and all rights and obligations of the parties under the Previous Employment Agreement will cease and be of no further force or effect, provided, however, that the Previous Employment Agreement will survive to the extent necessary to protect each party's interests concerning all rights which accrued and remain outstanding as of January 1, 1997.

10)Other Provisions.

a) Company will reimburse Executive for all actual legal fees and expenses incurred by Executive in connection with the negotiation of the terms of this Agreement up to an amount not to exceed Two Thousand Five Hundred Dollars ($2,500).
b) Upon presentation of appropriately itemized documentation, the Company shall pay or reimburse Executive for all reasonable and necessary expenses incurred by him in the performance of his duties hereunder.
c) The Company shall be obligated to defend and indemnify Executive from and against liabilities arising out of performance of his duties hereunder, to the fullest extent permissible under New York law, and the Company will maintain its present Directors and Officers Insurance and Company Reimbursement policy at not less than its present limits of liability and not more than its present deductible level throughout the Initial Term and any Extension Terms.
d) In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason by final judgment of a court of competent jurisdiction, (i) the remaining provisions or portions of this Agreement shall be unaffected thereby and shall remain in full force and effect to the fullest extent permitted by law, and (ii) if the effect of a determination that such provision is either invalid or unenforceable is to modify to Executive's detriment, reduce or eliminate any payment or benefit provided under this Agreement, the Company shall promptly negotiate and enter into an Agreement with Executive containing alternative provisions (reasonably acceptable to Executive), that will restore to Executive (to the extent legally permissible) substantially the same economic, substantive and income tax benefits that Executive would have enjoyed had any such provision of this Agreement been upheld as valid and enforceable. Failure to insist upon strict compliance with any provision of this Agreement shall not be deemed a waiver of such provision or of any other provision of this Agreement.
e)This Agreement embodies the entire Agreement between the parties relating to the subject matter hereof, and supersedes all previous agreements or understandings. No provision of this Agreement may be amended or waived, except by a writing signed by the parties.
f)In the event of any dispute with respect to or otherwise arising out of or relating to this Agreement, the prevailing party shall be reimbursed by the other for all costs and expenses, including attorney fees (including those fees incurred in connection with any appeal) reasonably incurred by the prevailing party in enforcing its rights hereunder. Any legal proceeding to resolve such a dispute shall be brought in either the Superior Court of the State of California for San Francisco County, or the United States District Court for the Northern District of California, as appropriate.
g)This Agreement shall be governed in all respects, including validity, interpretation and effect, by the laws of the State of California, excluding its choice of law rules.
h)The Company represents and warrants to Executive that this Agreement has been, or will be as soon as practicable after its execution and delivery, duly authorized and approved, ratified or confirmed by the Board of Directors of the Company, and the execution and delivery of this Agreement by and on behalf of the Company by not less than two (2) members of the Compensation Committee of the Board of Directors likewise has been or will be authorized and approved, ratified or confirmed.

This Agreement may be executed in one or more counterparts, all of which shall be considered one and the same agreement and shall become effective when one or more counterparts have been signed by each of the parties and delivered to the other party, it being understood that all parties need not sign the same counterpart.

7)All payments to Executive hereunder shall be subject to any required withholding by the Company for applicable income and employment taxes.
In WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.


PACIFIC GATEWAY PROPERTIES, INC.


By:  Raymond V. Marino, II
     RAYMOND V. MARINO, II



By:  Martin S. Roher
     Martin S. Roher, Director and Member of Compensation   Committee


By:  Marshall Jacobs
     Marshall Jacobs, Director and Member of Compensation   Committee

By:  John Winfield
     John Winfield, Director and Member of Compensation
Committee