Form 10-Q/A
period 1996-09-30
PACIFIC GATEWAY PROPERTIES INC
filed 1996-11-14
CIK 743443

[ARTICLE] 5

[PERIOD-TYPE]                                3-MOS                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1996             DEC-31-1996
[PERIOD-END]                               SEP-30-1996             SEP-30-1996
[CASH]                                           2,839                   2,839
[SECURITIES]                                         0                       0
[RECEIVABLES]                                      169                     169
[ALLOWANCES]                                         0                       0
[INVENTORY]                                          0                       0
[CURRENT-ASSETS]                                 3,364                   3,364
[PP&E]                                          47,115                  47,115
[DEPRECIATION]                                  13,841                  13,841
[TOTAL-ASSETS]                                  56,507                  56,507
[CURRENT-LIABILITIES]                            1,824                   1,824
[BONDS]                                         45,451                  45,451
[PREFERRED-MANDATORY]                                0                       0
[PREFERRED]                                          0                       0
[COMMON]                                         4,011                   4,011
[OTHER-SE]                                      (1,244)                 (1,244)
[TOTAL-LIABILITY-AND-EQUITY]                    56,507                  56,507
[SALES]                                              0                       0
[TOTAL-REVENUES]                                 3,726                  24,439
[CGS]                                                0                       0
[TOTAL-COSTS]                                    3,534                  10,775
[OTHER-EXPENSES]                                     0                       0
[LOSS-PROVISION]                                     0                       0
[INTEREST-EXPENSE]                                 749                   2,445
[INCOME-PRETAX]                                   (557)                 11,219
[INCOME-TAX]                                       (8)                   4,808
[INCOME-CONTINUING]                               (549)                  6,419
[DISCONTINUED]                                       0                       0
[EXTRAORDINARY]                                      0                       0
[CHANGES]                                            0                       0
[NET-INCOME]                                      (549)                  6,419
[EPS-PRIMARY]                                     0.13                    1.53
[EPS-DILUTED]                                     0.13                    1.53