Form 10-Q/A
period 1996-09-30
PACIFIC GATEWAY PROPERTIES INC
filed 1997-01-17
CIK 743443

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                ______________________

                                    FORM 10-Q\A-1




Pursuant to Section 12 or 15 (d) of the Securities Exchange Act of 1934



Date of Report (Date of earliest event report) September 30, 1996
                                              -------------------


                           PACIFIC GATEWAY PROPERTIES, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


            NEW YORK                   1-8692                   04-2816560
--------------------------------      ------------           -------------------
(State or other jurisdiction of     (Commission               (IRS Employer
incorporation                        File Number)           Identification No.)



ONE RINCON CENTER, 101 SPEAR STREET, SUITE 215, SAN FRANCISCO,  CA 94105
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code  (415)543-8600




                                    Not Applicable
--------------------------------------------------------------------------------
                (Former name or former address and former fiscal year,
                            if changed since last report)



                                    Not Applicable
--------------------------------------------------------------------------------
            (Former name or former address, if changed since last report)

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned there unto duly authorized.



    Dated:      September 30, 1996
              --------------------

                   PACIFIC GATEWAY PROPERTIES, INC.
                             (Registrant)




                        Raymond V. Marino
                        -------------------------------------
                        Raymond V. Marino
                        President and Chief Executive Officer




                        Felecia Vernon-Chancey
                        -------------------------------------
                        Felecia Vernon-Chancey


                        Vice President and Controller
                        (Principal Financial and Accounting Officer)