Form 10-K
period 1996-12-31
PACIFIC GATEWAY PROPERTIES INC
filed 1997-03-31
CIK 743443

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                                  Name of each exchange
               Title of each class                 on which registered
               -------------------                ---------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 18, 1997: Common Stock, Par Value $1.00--$10,303,496.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 18, 1997: Common Stock, Par Value $1.00--3,892,596 shares.

                       DOCUMENT INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 1997 annual meeting of shareholders, are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS
                                     GENERAL

     Pacific Gateway Properties, Inc. (the "Registrant") was incorporated under the laws of the State of New York in January 1984 and began its operations in April 1984 upon the transfer to it of certain assets formerly owned by Perini Corporation and the distribution of shares of the Registrant's Common Stock to the stockholders of Perini Corporation in May 1984.

     The Registrant holds interests in income producing real estate. As of December 31, 1996, the Registrant's portfolio of operating properties consists of economic interests in the following:

          (i) Walnut Creek Executive Park, Walnut Creek, California--a 418,000 square foot office park consisting of twelve low-rise (one- to three-story) office buildings--100% owned;

          (ii) South Bay Office Tower, San Jose, California--a 164,000 square foot, twelve-story office building--100% owned;

          (iii) North Tucson Business Center, Tucson, Arizona--a one-story, 91,000 square foot office/industrial building--100% owned;

          (iv) Weston Office Building, Weston (Fort Lauderdale), Florida--a three-story, 15,000 square foot office building--100% owned;

          (v) 410 First Avenue, Needham, Massachusetts--a single-story office/industrial building totaling 38,000 square feetlocated in a suburb of Boston--100% owned; and

          (vi) Rincon Center, San Francisco, California--a mixed-use (retail, office, apartment) complex in downtown San Francisco. This two phase project contains 78,000 square feet of retail space, 423,000 square feet of office space, 320 apartment units and 720 parking spaces. The Registrant owns general (non-managing) and limited partnership interests in the partnership that owns Rincon Center totaling approximately 22.8%.

In addition to the interests referred to above, on January 17, 1997, the Registrant acquired the following properties:

          (i) West Valley Executive Park ("WVEP") (formerly Paulsen Office
     Park), San Jose, California--a campus style office park comprised of five two-story buildings and one single-story building totaling 165,000 square feet--100% owned;

          (ii) 930 Montgomery Street, San Francisco, California--a six-story, steel frame office building totaling 23,000 square feet--100% owned.

                            MANAGEMENT OF PROPERTIES

     The Registrant manages the operating properties directly or through third party management companies. During 1996, the Registrant also provided leasing, construction and/or property management services to Rincon Center and other third party owned properties.

                    PROPERTY OWNED IN PARTNERSHIP WITH OTHERS

     The Registrant's portfolio includes its general (non-managing) and limited partnership interests in Rincon Center Associates, a California limited partnership ("RCA"). RCA owns Rincon Center. The Registrant is not the managing general partner of RCA. Operating and other decisions with respect to Rincon Center are generally controlled by the managing general partner, an entity that is unrelated to the Registrant; therefore, the Registrant has less flexibility with respect to such asset, than if it owned it outright.

                           BUSINESS PLAN AND POLICIES

     The Registrant's overall business plan has been to assemble a portfolio of income producing properties. The Registrant has historically focused its property acquisitions in four markets: Northern California, Arizona, Florida and Massachusetts. The Registrant's long-term objectives continue to be maximizing net cash flow from operations and achieving growth through appreciation of asset values. The current strategic plan of the Registrant is to focus on real estate investments on the West Coast with a specific emphasis on the San

Francisco Bay Area. The current investment emphasis is on commercial properties which require aggressive management and leasing in order to maximize their potential. This strategy is influenced by the following factors: (1) the Registrant's current property portfolio is concentrated on the West Coast; and (2) the Registrant believes that geographic concentration will influence operational efficiencies.

     The Registrant regularly examines each asset in its portfolio, focusing on each property's current cash flow, anticipated cash requirements, the economics of its local marketplace, as well as the asset's position in that market and the potiential for sale, refinancing, and return on additional investment. In conjunction with this process, the Registrant from time to time offers for sale certain assets to reduce its involvement in certain markets, create liquidity and advance the geographic and property type concentration and efficiency of the Registrant's operations. In 1996, the Registrant sold its hotel property in Arizona and its shopping center property in Florida and completed the refinancing of $14.3 million of mortgage debt on the Weston Office Building, North Tucson Business Center and South Bay Office Tower. These transactions are more fully discussed in the pages that follow. The Registrant intends to continue to make use of borrowed money or leveraging, as is customary with the types of properties it intends to own. The amount of mortgage debt supported by each project depends on, among other factors, its cash flow available to service such debt.

                                   COMPETITION

     Within its geographic areas of operation, the Registrant is subject to competition from a variety of investors, including insurance companies, pension funds, corporate and individual real estate developers, real estate investment trusts, and investors with similar investment objectives to those of the Registrant. Some of these competitors have greater financial resources, larger staffs and longer operating histories than the Registrant. As an owner of commercial real estate properties, the Registrant competes with other owners of similar properties in connection with their financing, sale, lease, or other disposition and use.

                                    EMPLOYEES

     As of December 31, 1996, the Registrant had 12 full-time and no part-time employees, compared to 117 full-time and 5 part-time employees as of December 31, 1995. The reduction in personnel is primarily related to the sale of the Registrant's Arizona hotel property in 1996.

  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, SEASONALITY AND OTHER FACTORS

     The Registrant is engaged in the business of owning and managing income producing real estate. The requirement for a presentation about industry segments is not applicable. The Registrant's business is not affected by
seasonal factors, except for its former hotel property investment.   All of
the Registrant's operations are located in the United States.

                               PROPERTY INSURANCE

     The Registrant believes that all of the wholly owned properties and properties owned in partnership with others are adequately covered by insurance. The Registrant's wholly owned San Francisco Bay Area properties do not maintain earthquake insurance.

                                     TENANTS

     There are no individual tenants in any of the Registrant's wholly owned properties that contribute 10% or more to consolidated revenues, except for AirTouch Communications, Inc. (a tenant at Walnut Creek Executive Park), the loss of which would have a material adverse effect on the Registrant taken as a whole. Netcom On-Line Communications Services, Inc., a tenant at South Bay Office Tower, occupies approximately 23% of that building, and does not contribute 10% or more to the Registrant's consolidated revenues. Generally, lease terms range from one to five years. Leases of approximately 101,200 square feet of rental space, or approximately 15% of the leases in the Registrant's investment portfolio as of December 31, 1996, will expire in 1997.

ITEM 2. PROPERTIES

As of December 31, 1996, the Registrant had an economic interest in a total of six operating properties, and two additional properties were acquired on January 17, 1997.

For information concerning encumbrances on the Registrant's properties reference is made to "Other Matters Relating to Properties" below and to Notes 3 and 9 of the Notes to the Registrant's Consolidated Financial Statements included elsewhere in this annual report.

The following table sets forth certain information regarding the Registrant's properties which were owned as of December 31, 1996:




PROPERTY          GENERAL                              # OF UNITS AND/OR         # OF TENANTS AND    OWNED         % REGISTRANT
NAME              DESCRIPTION         LOCATION         LEASABLE SQ. FT.          OCCUPANCY %         BY            OWNERSHIP
-------           -----------         --------         -----------------         ----------------    ---           ---------

Walnut Creek      11 two-story wood   Walnut Creek,    418,000 sq.ft. set on 27  63 tenants;         Registrant     100%
Executive Park    framed garden       California       acres with parking for    88% occupancy
                  office buildings,                    over 1,720 cars
                  and one three-
                  story structural
                  steel frame
                  office building

South Bay         Twelve-story        San Jose,        164,000 sq.ft.            44 tenants;         Registrant     100%
Office Tower      office building     California       and two levels of         92% occupancy
                                                       subterranean parking


North Tucson      Single-story        Tucson, Arizona  91,000 sq. ft.            2 tenants;          Registrant     100%
Business Center   offfice/industrial                                             100% occupancy
                  building

Weston Office     Three-story office  Fort Lauderdale,  15,000 sq. ft.           3 tenants;          Registrant     100%
Building          building            Florida                                    100% occupancy

410 First Avenue  Single tenant       Needham,          38,000 sq. ft.           1 Tenant            Registrant     100%
                  office/industrial   Massachusetts                              100% occupancy
                  building

Rincon Center     Major mixed use     San Francisco,    320 Apartments;          Apartments-         RCA            22.8%
                  project in the San  California        78,000 sq. ft. of        99% occupancy
                  Francisco Financial                   retail space;            Retail Space -
                  District                              423,000 sq. ft. of       31 tenants;
                                                        office space;            91% occupancy
                                                        2 level garage with      Office Space -
                                                        parking for 720          9 tenants;
                                                        automobiles              97% occupancy


In addition to the interests referred to above, on January 17, 1997, the Registrant acquired the following properties:


PROPERTY          GENERAL                              # OF UNITS AND/OR         # OF TENANTS AND    OWNED         % REGISTRANT
NAME              DESCRIPTION         LOCATION         LEASABLE SQ. FT.          OCCUPANCY %         BY            OWNERSHIP
-------           -----------         --------         -----------------         ----------------    ---           ---------

West Valley       Campus style        San Jose,        165,000 sq. ft.           130 Tenants         Registrant    100%
Executive Park    office park         California                                 98% occupancy
(Formerly         with five two-
Paulsen Office    story and one
Park)             single-story wood
                  frame buildings

930 Montgomery    Six-story, steel    San Francisco,   23,000 sq. ft.            6 Tenants           Registrant    100%
Street            frame office        California                                 100% occupancy
                  building

                                       5

OTHER MATTERS RELATING TO PROPERTIES

                     SOUTH BAY OFFICE TOWER REFINANCING

     In December 1996, the Registrant completed the refinancing of $9.45 million of debt related to South Bay Office Tower. The new loan bears interest at 8.66% through maturity. The loan requires fixed monthly payments of $77,000. The loan is amortized over 25 years and is due January 2007. This new loan may be prepaid any time after the first day of the fifth (5th) loan year with a 30-day written notice to the lender. A prepayment consideration of the greater of one percent of the loan balance, or the present value of all remaining payments of principal and interest is payable on the prepayment date. Concurrent with the closing, the Registrant deposited $701,000 with the lender to fund future capital improvements. In addition, the lender held in escrow additional debt proceeds of $940,000 which will be released to the Registrant upon the completion of certain leasing transactions that were in process as of December 31, 1996. Also, the loan required an additional $22,052 per month to be deposited for future capital improvements, tenant improvements and leasing commissions until the reserve equals $668,000. The Registrant is required to maintain a minimum balance of $668,000 in the reserve during the term of the loan. These funds are included within cash reserved for capital improvements, acquisitions and debt service on the Registrant's Consolidated Balance Sheet.

                           RADISSON SUITES HOTEL SALE

     In December 1996, the Registrant closed the sale of the the Radisson Suites Hotel located in Tucson, Arizona to an unrelated party for $21,307,000. In connection with this property disposition, the Registrant realized a gain for financial reporting purposes of $5,814,000. The pre-tax net proceeds, after repayment of $12,011,000 of mortgage debt and other costs of the sale amounted to $7,908,000. The Registrant completed a tax deferred exchange in accordance with Section 1031 of the Internal Revenue Code, in January 1997, with the acquisition of West Valley Executive Park and 930 Montgomery Street, as previously noted. Accordingly, the Registrant recognized a gain of $1,400,000 and deferred a gain of $8,900,000 as a result of completing the exchange transaction for tax reporting purposes.

                       WESTON OFFICE BUILDING REFINANCING

     In October 1996, the Registrant completed the refinancing of $1,000,000 of debt related to its Weston Office Building in Florida. The new loan carries an 8.45% annual interest rate until maturity with fixed monthly amortization payments of approximately $9,818. The loan is amortized over 15 years and is due October 2001. The new loan has no prepayment penalty. This new loan is an obligation of a subsidiary of the Registrant and the Registrant provided a guarantee of 50% of the outstanding principal balance, or $500,000, whichever is greater.

                    NORTH TUCSON BUSINESS CENTER REFINANCING

     In September 1996, the Registrant completed the refinancing of $3,850,000 of debt related to North Tucson Business Center in Arizona. The new loan carries a 9.62% annual interest rate until maturity with fixed monthly amortization payments of approximately $34,000. The loan is amortized over 25 years and is due October 2006. Concurrent with the closing, the Registrant deposited $40,768 with the lender to fund future tenant improvements and leasing commissions during the term of the loan. Also, the loan requires an additional $3,397 per month to be deposited for future tenant improvements and leasing commissions during the term of the loan. The monthly reserve deposit amount may be decreased if certain tenant renewals occur. In addition, the Registrant is required to fund a debt service reserve of $8,200 per month until $295,000 has been funded. These funds are included within cash reserved for capital improvements, acquisitions and debt service on the Registrant's Consolidated Balance Sheet.

                      VILLAGE COMMONS SHOPPING CENTER SALE

     In April 1996, the Registrant sold the Village Commons Shopping Center in West Palm Beach, Florida, to an unrelated party for $19,300,000. In connection with this property disposition, the Registrant realized a gain for financial reporting purposes of $10,900,000. The pre-tax net cash proceeds, after repayment of $15,224,000 of mortgage debt and other costs of the sale amounted to $3,749,000.

                     410 FIRST AVENUE PLEDGED AS COLLATERAL

     In 1986, this property was pledged as collateral to secure a $6.25 million letter-of-credit in favor of RCA's lender. In July 1993, RCA completed refinancing on Phases One and Two and the letter-of-credit was reduced to $4.5 million, with $3.65 million allocated to Rincon Center and $850,000 allocated to the Registrant's mortgage debt cross collateralized by three of its wholly owned properties.

The $850,000 portion was eliminated with the payoff of the mortgage debt from the sale of the Radisson Suites Hotel.

             PRINCIPAL BUSINESS CARRIED ON IN OR FROM THE PROPERTIES

     Walnut Creek Executive Park tenants include banking, healthcare, telecommunications, research and development enterprises, and professional service companies. South Bay Office Tower tenants include healthcare, telecommunications, research and developmentt enterprises, and professional service companies. North Tucson Business Center tenants include printing and telemarketing companies. Westion Office Building tenants include banking, financial products services and real estate development companies. 410 First Avenue's tenant is a hardware and software products company.

                         RECENT PROPERTY ACQUISITIONS

     On January 17, 1997, the Registrant acquired two properties for an aggregate purchase price of $20,750,000. The equity required to purchase the acquired properties was obtained primarily from the Registrant's sale of the Radisson Suites Hotel in December 1996. Neither the Registrant, any subsidiary of the Registrant nor any director or officer of the Registrant was affiliated with or had a relationship with the respective sellers of the acquired properties described below.

     On January 17, 1997, the Registrant completed the purchase of WVEP which is a multi-tenant, six building campus style office park located at 4000-4050 Moorpark Avenue, San Jose, California for $17,500,000 or $106.06 per square foot. WVEP's six buildings contain approximately 165,000 square feet and are situated on 7.7 acres. The Registrant purchased WVEP from Peter Paulsen. In connection with this acquisition, the Registrant assumed approximately $10,200,000 in debt from Sun Life Assurance Company of Canada (U.S.) which is amortized over 20 years at a fixed annual interest rate of 9.125%, and matures on June 30, 2005. The debt continues to be assumable and is subject to a prepayment penalty if paid off prior to maturity.

     On January 17, 1997, the Registrant completed the purchase of 930 Montgomery Street which is a multi-tenant, 23,000 square foot, six-story, steel frame office building located at 930 Montgomery Street, San Francisco, California for $3,250,000 or $141.30 per square foot. The Registrant purchased 930 Montgomery Street from Donlon H. Gabrielsen and Agnes H. Gabrielsen. In connection with this acquisition, the Registrant obtained new debt of $2,112,500 from Redwood Bank which is amortized over 25 years at a floating annual interest rate of 3% over the one year treasury bond rate, adjustable every six months, and maturing on February 1, 2002. This debt can be prepaid at any time without a penalty.

ITEM 3.  LEGAL PROCEEDINGS

     On March 20, 1997, the Registrant filed a Complaint in the San Francisco Superior Court, Case No. 985464, against Rincon Center Associates and Perini Land and Development Company seeking to recover $812,532.75 in commissions due for leasing and construction services performed for Rincon Center. The Complaint is in the process of being served. Given the fact that the Complaint was just filed, and no discovery has been taken, the Registrant is not in a position at this time to opine as to the likelihood or remoteness of liability, or the amount of damages should liability be established.

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

RAYMOND V. MARINO (Age 38). Mr. Marino had been Vice President and Chief Financial Officer of the Registrant since August 1992, and became President and Chief Executive Officer as of January 1996 and a Director in March 1996. Previously, he was with Hunting Gate Investments, a private British real estate investment and management company, as Vice President of Finance and Controller. Mr. Marino has a Bachelor of Science degree in Accounting from Santa Clara University and a Masters degree in Taxation from Golden Gate University. Mr. Marino maintains an active license as a California Certified Public Accountant, and is a member of the American Institute of CPA's, California Society of CPA's, and National Association of Real Estate Investment Trusts.

CHRISTOPHER M. WATSON (Age 38). Mr. Watson had been Vice President of the Registrant since September 1992, and became Executive Vice President as of January 1996. His responsibilities include the management of personnel in the property management, marketing and leasing operations of the Registrant. Previously, he was Vice President for Coldwell Banker Commercial Real Estate Services Inc., as a licensed real estate agent representing both property owners and investors in commercial real estate leasing and acquisitions. Mr. Watson has a Bachelor of Arts degree from the University of California at Berkeley.

ANDREW T. GORAYEB (Age 33). Mr. Gorayeb had been Director of Finance of the Registrant since November 1994, and became Vice President of Finance as of January 1996. His responsibilities include financings, dispositions and acquisitions. Previously, Mr. Gorayeb was Managing Director with General Electric Capital, Commercial Real Estate Financings and Services. Mr. Gorayeb has Bachelor of Arts degrees in Political Science and Economics from Bates College.

FELECIA A. VERNON-CHANCEY (47). Ms. Vernon-Chancey has been Vice President/Controller as of June 1996. Her responsibilities include tax, compliance and financial reporting. Previously, she was with Transamerica Real Estate Management Co., a real estate management subsidiary of Transamerica as Assistant Vice President/Controller. Previously, Ms. Vernon-Chancey was Chief Financial Officer with Restaurant Management and Control Systems (ReMACS), a software development company. Her responsibilites included tax, compliance, financial reporting and treasury. Ms. Vernon-Chancey has a Bachelor of Science degree in Business Administration/Accounting from San Francisco State University. Ms. Vernon-Chancey maintains an active license as a California Certified Public Accountant, and is a member of the American Institute of CPA's and California Society of CPA's.

Each executive officer holds office until the first meeting of directors following the annual meeting of stockholders and until his successor is duly chosen and qualified.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

     On March 18, 1997, there were approximately 1,200 holders of record of the Registrant's Common Stock. The Registrant's Common Stock is traded on the American Stock Exchange under the symbol "PGP".

     The table below sets forth, for the indicated periods, the high and low prices per share of the Registrant's Common Stock as reported on the American Stock Exchange Consolidated Reporting System.



                                                  HIGH     LOW
1997
     First Quarter (through March 18, 1997)      $4 3/8   $3 1/4

1996
     First Quarter                                3 7/16   2 1/2
     Second Quarter                               4 3/4    2 14/16
     Third Quarter                                4 3/4    3 1/4
     Fourth Quarter                               3 3/4    2 3/8

1995
     First Quarter                                4 1/4    3 1/8
     Second Quarter                               4 3/16   3 1/8
     Third Quarter                                3 9/16   2 7/8
     Fourth Quarter                               2 15/16  2 7/16

     During the third quarter of 1990, the Registrant's Board of Directors determined to suspend dividend payments until operating cash flows can again support such payments. The Registrant has not paid dividends since the third quarter of 1990 and will continue to periodically review its ability to resume dividends as practical.

ITEM 6.  SELECTED FINANCIAL DATA.  The selected financial data should be read in conjunction with the Consolidated Financial
Statements of the Registrant and related notes listed in Item 14 of this annual report and included elsewhere herein.  The selected financial data is not covered by the report of the independent public accountants.  (In thousands, except per share data)

                                          AS OF DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------------------

                                               1996         1995         1994         1993         1992
                                               ----         ----         ----         ----         ----
FINANCIAL POSITION
Investment and hotel
    properties, net                         $ 32,797     $33,572     $ 58,359      $ 75,786    $ 79,470
Properties held for sale                          --      22,230           --           --           --
Equity investment
    and loans to RCA                              --          --        4,020         6,491       7,272
Deferred tax asset                             4,183       6,831        6,845            --          --
Other assets                                  15,413       3,254        2,210         2,313       2,671
                                            --------     -------     --------     ---------    --------
Total assets                                $ 52,393     $65,887     $ 71,434     $  84,590    $ 89,413
                                            --------     -------     --------     ---------    --------
                                            --------     -------     --------     ---------    --------
Debt                                        $ 33,722     $61,778     $ 63,099     $  98,916    $107,732
                                            --------     -------     --------     ---------    --------
                                            --------     -------     --------     ---------    --------
Deferred tax liability                      $ 15,012     $10,514     $ 12,209     $      --    $     --
                                            --------     -------     --------     ---------    --------
                                            --------     -------     --------     ---------    --------

Excess of cash
    distributions
    received over
    equity in
    earnings
    of Golden
    Gateway Center                          $     --     $    --     $     --     $  18,126    $ 19,839
                                            --------     -------     --------     ---------    --------
                                            --------     -------     --------     ---------    --------

Stockholders' equity (deficit)              $  2,168     $(9,186)    $ (6,502)    $ (35,321)   $(41,795)
                                            --------     -------     --------     ---------    --------
                                            --------     -------     --------     ---------    --------
Stockholders' equity (deficit)
    per share, primary                      $   0.52     $ (2.23)    $  (1.58)    $   (9.10)   $ (10.77)
                                            --------     -------     --------     ---------    --------
                                            --------     -------     --------     ---------    --------
Stockholders' equity (deficit) per share,
    fully diluted                           $   0.51     $ (2.23)     $ (1.55)    $   (9.05)   $ (10.77)
                                            --------     -------     --------     ---------    --------
                                            --------     -------     --------     ---------    --------




ITEM 6.  SELECTED FINANCIAL DATA, (CONTINUED) - The selected financial data should be read in conjunction with the Consolidated
Financial Statements of the Registrant and related notes in Item 14 of this annual report and included herein.  The selected financial data is not covered by the report of the independent public accountants.  (In thousands, except per share data)

                                          FOR THE YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------------------
                                               1996         1995         1994         1993         1992
                                               ----         ----         ----         ----         ----
INCOME RESULTS

Revenue from investment properties          $ 11,011     $12,200     $ 11,027     $ 14,193     $ 15,304
                                            --------     -------     --------     ---------    --------
                                            --------     -------     --------     ---------    --------
Revenue from hotel property                 $  6,111     $ 7,009     $  7,357     $   7,837    $  6,725
                                            --------     -------     --------     ---------    --------
                                            --------     -------     --------     ---------    --------
Investment in partnership
    gain (loss), net                        $  2,940     $(4,090)    $ (1,298)    $  (1,719)   $ (2,749)
                                            --------     -------     --------     ---------    --------
                                            --------     -------     --------     ---------    --------
Provision for write-down to
    estimated net realizable value          $     --     $  (540)    $ (1,000)    $  (1,000)   $     --
                                            --------     -------     --------     ---------    --------
                                            --------     -------     --------     ---------    --------
Gain on sales of real estate
    assets, net                             $ 16,714     $   177     $    664     $   1,045    $  2,807
                                            --------     -------     --------     ---------    --------
                                            --------     -------     --------     ---------    --------
Gain (loss) on redemption
    of partnership interests                $     --     $    --     $ 39,078     $   3,602    $ (2,031)
                                            --------     -------     --------     ---------    --------
                                            --------     -------     --------     ---------    --------
Extraordinary items                         $    766     $  (233)    $   (325)    $   4,850    $     --
                                            --------     -------     --------     ---------    --------
                                            --------     -------     --------     ---------    --------
Net income (loss)                           $ 11,354     $ 2,729     $ 28,817     $   4,583  $   (2,831)
                                            --------     -------     --------     ---------    --------
                                            --------     -------     --------     ---------    --------
Income (loss) per share, primary:
Income (loss) before extraordinary items    $   2.52     $ (0.60)    $   7.10     $   (0.07)   $  (0.73)
Extraordinary items                             0.18       (0.06)       (0.08)         1.25          --
                                            --------     -------     --------     ---------    --------
Net income (loss), primary                  $   2.70     $ (0.66)    $   7.02     $    1.18    $  (0.73)
                                            --------     -------     --------     ---------    --------
                                            --------     -------     --------     ---------    --------
Number of common shares and share
    equivalents outstanding, primary          4,205       4,124        4,106         3,881       3,879
                                            --------     -------     --------     ---------    --------
                                            --------     -------     --------     ---------    --------
Income (loss) per share, fully diluted:
Income (loss) before extraordinary items    $   2.49     $ (0.60)    $   6.96     $   (0.07)   $   2.04
Extraordinary items                             0.18       (0.06)       (0.08)         1.24         .77
                                            --------     -------     --------     ---------    --------
Net income (loss), fully diluted            $   2.67     $ (0.66)    $   6.88     $    1.17    $   2.81
                                            --------     -------     --------     ---------    --------
                                            --------     -------     --------     ---------    --------
Number of common shares and share
     equivalents outstanding, fully diluted    4,256       4,124        4,187         3,904       3,879
                                            --------     -------     --------     ---------    --------
                                            --------     -------     --------     ---------    --------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         CAPITAL IMPROVEMENTS, TENANT IMPROVEMENTS AND OTHER DEFERRED COSTS -- In 1996, there were additions to investment and hotel properties amounting to approximately $2,072,000 for tenant improvements, capital improvements and other deferred costs which includes leasing commissions. Additionally, the Registrant incurred $254,000 in 1996 relating to loan costs. The Registrant anticipates additions to investment properties will amount to approximately $2,000,000 in 1997.

         FINANCING -- A total of approximately $39.4 million of debt was repaid in 1996 as a result of debt refinancing, the sale of the hotel and shopping center and scheduled debt amortization, as more fully discussed in the Registrant's Consolidated Financial Statements. The Registrant completed refinancings in 1996 related to its mortgage debt at North Tucson Business Center, Weston Office Building, and South Bay Office Tower in the amount of $14.3 million.

         At December 31, 1996, the Registrant's fixed rate mortgage debt totaled approximately $33.7 million bearing interest at a weighted average rate of 8.29%. With the addition of the debt incurred with the January 17, 1997 acquisitions, the Registrant's fixed rate mortgage debt increased to approximately $43.9 million bearing interest at a weighted average rate of 8.49% and the Registrant has one floating rate mortgage of approximately $2.1 million bearing interest at a rate of 8.63% as of January 1997.

NET INCOME (LOSS)

         INVESTMENT PROPERTIES -- During 1996, the loss from investment properties was $1,181,000 compared to a gain of $747,000 during 1995. The decrease in rental revenues for 1996 compared to 1995 is due to the sale of Village Commons Shopping Center (VCSC) and decreased occupancy at Walnut Creek Executive Park (WCEP). The decrease in operating expenses for 1996 compared to 1995 is primarily attributed to the sale of VCSC and reduced costs at WCEP. The increase in interest expense for 1996 compared to 1995 is the result of the Registrant's 1996 debt refinancings. The increase in depreciation and amortization expense is the result of increased capital expenditures in 1996. The additional expense was partially offset by the cessation of depreciation on the VCSC property which was held for sale.

         During 1995, the income from investment properties was $747,000 compared to $385,000 during 1994. The increase in income from investment properties for 1995 compared to 1994 is primarily attributed to increased occupancy in 1995 for leases signed in late 1994. Operating expenses increased in 1995 from 1994 due primarily to increased occupancy in the Registrant's portfolio which was partially offset by a property tax refund received in 1995 of approximately $120,000 relating to a previously disposed of property. Interest expense was constant between 1995 and 1994. The increase in depreciation and amortization expense is the result of commencing depreciation on expenditures capitalized in 1995 related to the Registrant's leasing activities and capital improvements.

         HOTEL PROPERTY -- In December 1996, the Registrant sold the hotel property. During 1996, the income from the hotel property was $1,013,000
compared to $1,158,000 during 1995.   The decrease in revenues for 1996
compared to 1995 is due to the decrease in occupancy which was offset in part by an increase in the average daily rate. Operating expenses were constant between 1996 and 1995. However, operating expenses in 1996 included an asset management fee of $446,745 which was paid to the buyer of the hotel as consideration for the one year extended close of escrow during 1996. The decrease in interest expense for 1996 compared to 1995 is the result of the Registrant's debt restructuring with its primary lender. The decrease in depreciation and amortization expense is the result of the cessation of depreciation since this property was held for sale.

         During 1995, the income from the hotel property was $1,158,000 compared to $827,000 during 1994. The decrease in revenues for 1995 compared to 1994 is due to a decrease in occupancy offset by an increase in the average daily rate. The decrease in operating expenses for 1995 compared to 1994 is primarily attributed to leasing the hotel's food and beverage operation to an unrelated third party restaurant operator. The decrease in interest expense for 1995 compared to 1994 is the result of the Registrant's debt restructuring with its primary lender in December 1993 which was offset by increased borrowing in connection with the hotel's refurbishment and higher interest rates during the first nine months of 1995. The increase in depreciation and amortization expense is the result of commencing depreciation on expenditures capitalized in 1995 related to the hotel's improvements completed in late 1994.

         INVESTMENT IN PARTNERSHIPS -- Subsequent to 1994, the Registrant's partnership interests consisted of only its 22.8% combined general (non-managing) and limited partnership interests in RCA. In 1996, the Registrant ceased recording any activity related to its interest in RCA because
(i) in 1995, it had written-down its equity investment in and loans to RCA to zero, and (ii) the Registrant currently has no obligation, prospects or plans to invest further in or on behalf of RCA.

         During 1995, the Registrant recorded its 22.8% equity interest in RCA's net loss which amounted to $4,090,000. Additionally, in 1995, the Registrant recorded a $540,000 provision for net realizable value to write-down the remaining balance of its equity investment in and loans to RCA to zero as the Registrant attributed no value to its equity investment in RCA.

         In 1993, the Registrant entered into an agreement with RCA's managing general partner whereby such managing general partner agreed to advance funds to RCA on behalf of the Registrant on an unsecured non-recourse basis, subject to interest at prime plus 2% and certain fees (principal, unpaid interest and fees are collectively referred to as the RCA Advances). The RCA Advances are only required to be repaid from the Registrant's share of future distributions from RCA, if any. At December 31, 1995, the RCA Advances amounted to $2,940,000. During 1996, the Registrant recorded a credit to income ("Reversal of debt related to investment in RCA" on the Registrant's Consolidated Statement of Income (Loss)) to eliminate the previously recorded liability for the RCA Advances of $2,940,000 as (i) the Registrant has no intent or legal obligation to repay the RCA Advances other than from its share of distributions from RCA, if any, and (ii) the Registrant does not anticipate any material cash distributions by RCA in the foreseeable future. During 1996, 1995 and 1994, RCA incurred net losses of approximately $16,451,000, $17,924,000 and $10,441,000, respectively. The RCA Advances amount to $3,991,000 at December 31, 1996.

         During 1995 and 1994, the Registrant recorded interest and fees related to the RCA Advances of $340,000 and $199,000, respectively.

         During 1994, the Registrant recorded its 22.8% equity interest in RCA's net loss which amounted to $2,383,000. Additionally, in 1994, the Registrant recorded its equity in partnership net income from its partnership investment in Golden Gateway Center (GGC) in the amount of $1,085,000. In October 1994, the Registrant's interest in GGC was redeemed by GGC for $21,000,000, resulting in a gain of $39,078,000.

         The Registrant projects a negative tax basis for its partnership investment in RCA of approximately $22,000,000, as of December 31, 1996, since the Registrant's share of tax losses exceeds its investment in RCA. The Registrant's negative tax basis in RCA indicates that the Registrant will face a substantial taxable gain if and when its interest in RCA is ever disposed of.

         GENERAL AND ADMINISTRATIVE EXPENSES -- General and administrative expenses increased to $1,603,000 in 1996 from $1,476,000 in 1995. The increase in general and administrative expenses are attributable to increased professional fees offset by a reduction in payroll costs. The general and administrative expenses remained constant in 1995 and 1994.

         INTEREST EXPENSE ON PARTNERSHIP AND OTHER CORPORATE DEBT -- In 1994, interest expense on partnership and other corporate debt included $754,000 related to that portion of the Registrant's debt with its primary lender which was cross-collateralized by the Registrant's partnership interest in GGC. As a result of the redemption of the Registrant's GGC partnership interest in October 1994, a portion of the proceeds repaid all of the debt collateralized by the GGC partnership interest.

         OTHER INCOME (EXPENSE) -- Other income was $540,000 in 1996 compared to an expense of $15,000 in 1995. The increase in other income is attributable to the sale of vacant land in Colorado and business advisory fees, net of depreciation on corporate fixed assets. In 1995, other expense related to depreciation on corporate fixed assets. In 1994, the other income of $260,000 primarily consisted of income from the sale of vacant land in Colorado and Florida, net of depreciation on corporate fixed assets.

         GAIN ON SALE OF REAL ESTATE ASSETS, NET -- In December 1996, the Registrant sold the Radisson Suites Hotel in Tucson, Arizona to an unrelated party and realized a gain for financial reporting purposes of $5,814,000. In April 1996, the Registrant sold the Village Commons Shopping Center in West Palm Beach, Florida, to an unrelated party and realized a gain for financial
reporting purposes of $10,900,000.   In June 1995, the Registrant disposed of a
parcel of land in Walnut Creek, California, to an unrelated party and realized a gain of $177,000. In July 1994, the Registrant completed the sale of a separately parceled building at the Walnut Creek Executive Park to an unrelated party and realized a gain of $664,000.

         PROVISION FOR WRITE-DOWN TO ESTIMATED NET REALIZABLE VALUE -- In 1995, the Registrant recorded a provision of approximately $540,000 for the write-down to zero of its investment in RCA, as previously discussed. In 1994, the Registrant recorded a provision of $1,000,000 for the write down of its investment in the 410 First Avenue building as a result of the sole tenant of the property not renewing its lease and a substantial reduction in market rental rates.

         INCOME TAX (PROVISION) BENEFIT -- In 1996, the Registrant recorded an income tax provision primarily related to the gain on sale of real estate assets for financial reporting purposes. The Registrant recorded a tax benefit in 1995, primarily as a result of the income tax effect of the book loss incurred during the year. In 1994, the Registrant used a portion of its net operating loss carryover to reduce its 1994 taxable income, which resulted in the Registrant recording a net $7.4 million provision for income taxes as more fully discussed in the Registrant's Consolidated Financial Statements included elsewhere in this annual report.

         EXTRAORDINARY GAIN (LOSS) FROM EXTINGUISHMENT OF DEBT -- In December 1996, the Registrant completed the sale of the Radisson Suites Hotel. As a result of this sale, the Registrant was able to pay off debt to the primary lender resulting in an extraordinary gain on extinguishment of debt of $766,000 which results from the difference between the face value of the debt principal and the amount required to extinguish the related obligation, net of the related write off of loan fees. In June 1995, the Registrant completed the refinancing of $20 million of debt related to Walnut Creek Executive Park. As a result of this refinancing, the Registrant had written off the unamortized loan fees of $233,000 associated with the debt that was retired. In December 1994, the Registrant completed a refinancing with the existing lender at South Bay Office Tower, San Jose, California, which resulted in additional funding and a modification of terms. As a result, the Registrant had written-off the unamortized portion of the 1993 loan fees of $325,000 and capitalized the 1994 loan fees.

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

DISCUSSION OF KNOWN TRENDS, EVENTS AND UNCERTAINTIES

         The economic climate for commercial real estate has begun to show signs that rental rates and property values have stabilized and in selected markets have actually improved. Notwithstanding a stabilizing real estate market, tenants may or may not continue to renew leases as they expire or may renew on less favorable terms. Conditions differ in each market in which the Registrant's properties are located. Because of the continuing uncertainty of future economic developments in each market, the impact these developments will have on the Registrant's future cash flow and results of operations is uncertain.

         Inflation, inflationary expectations and their effect on interest rates may affect the Registrant in the future by changing the underlying value of the Registrant's real estate or by impacting the costs of financing the Registrant's operations.

LIQUIDITY AND CAPITAL RESOURCES

         The bulk of the Registrant's resources are committed to relatively non-liquid real estate assets. These assets, due to their value and cash flow, have provided the Registrant with an ability to generate capital as required, both internally and externally, through asset-based financings. In addition, since 1992, assets or portions thereof were sold to provide further liquidity.

         The Registrant has taken several actions to generate and conserve cash as discussed below and continues to review and analyze alternative actions. At the same time, the Registrant is seeking to retain value and identify future
opportunities for investment.   At December 31, 1996, the Registrant had
$2,899,000 of unrestricted cash and investment properties with a net book value of approximately $32.8 million, total fixed rate, nonrecourse mortgage notes of approximately $33.7 million and a year end weighted average stated interest rate of 8.29% per annum and stockholders' equity of approximately $2.2 million. At December 31, 1996, the Registrant had $9,975,000 of restricted cash, and on January 17, 1997, the Registrant utilized $8,422,000 to acquire two properties as previously discussed. Given the Registrant's desire to increase its liquidity, the Registrant has actively pursued the sale of selected real estate assets in the past, has restructured and refinanced its mortgage debt, and has entered into an agreement with the managing general partner of RCA to limit the Registrant's cash obligations to RCA. The Registrant continues to evaluate various alternatives to improve its liquidity through debt refinancing and the sale of properties which do not fit within its long term strategy. Funds raised in the preceding fashion would be used for such things as tenant improvements and other capital requirements, certain mandatory debt reductions, and possible new investments.

         Scheduled principal maturities on the above described debt over the next twelve months ended December 31, 1997, amount to approximately $622,000. The acquisition of WVEP and 930 Montgomery Street properties, subsequent to December 31, 1996, will increase the scheduled principal maturities over the next twelve months ended December 31, 1997, to a total of approximately $846,000.

As discussed in the Registrant's Consolidated Financial Statements, the Registrant is also obligated to fund reserves for building, tenant improvements and leasing commissions in connection with its mortgage loans on Walnut Creek Executive Park, North Tucson Business Center, and South Bay Office Tower. Scheduled funding under the various mortgage loan agreements over the twelve months ending December 31, 1997, amounts to approximately $516,000.

         Additionally, the Registrant is contingently liable under a bank letter-of-credit posted on behalf of RCA and other mortgage debt in the amount of $3.65 million. The letter-of-credit is undrawn at December 31, 1996 and matures in June 1997. The Registrant's Massachusetts property is pledged as collateral for the letter-of-credit.

         The Registrant's minority, non-managing partnership interest in RCA represents significant potential financial exposure. This exposure includes, and may not be limited to, the potential tax liability associated with the Registrant's negative tax basis, the joint and several guarantees provided by the Registrant to the mortgage lender on Rincon Center Phase Two and the master lessor on Rincon Center Phase One, and the potential tax liability that would exist from the cancellation of debt in connection with a possible debt restructuring. Additionally, RCA's general partner agreed to advance funds to RCA on behalf of the Registrant on an unsecured non-recourse basis, subject to interest at prime plus 2% and certain fees (principal, unpaid interest and fees are collectively referred to as the RCA Advances). The RCA Advances amount to $3,991,000 at December 31, 1996, and are not recorded by the Registrant since
(i) the RCA Advances are only required to be repaid from the Registrant's share of future distributions from RCA, if any, (ii) the Registrant has no intention or legal obligation to repay the RCA Advances other than from its share of distributions from RCA, if any, and (iii) the Registrant does not anticipate any material cash distributions by RCA in the foreseeable future.

         As of December 31, 1996, the Registrant's mortgage debt had scheduled annual principal maturities as follows (in thousands):


                                     Current   Pro Forma
                                     -------   ---------
                      1997           $   622    $  846
                      1998               675       943
                      1999               732     1,025
                      2000               794     1,115
                      2001             1,644     1,996
                Thereafter            29,255    40,112
                                     -------   ---------
                                     $33,722   $46,037
                                     -------   ---------
                                     -------   ---------

         The Pro Forma column reflects the January 17, 1997, purchase of the West Valley Executive Park and the 930 Montgomery Street properties.

         Except as described above, at December 31, 1996, the Registrant has no contractual commitments for any material capital expenditures over the next twelve months or beyond that are not expected to be funded from cash restricted for capital improvements, acquisitions and debt service or future cash flow generated by operating activities. Ongoing repair and maintenance expenditures are expected to be funded from cash flow generated by operating activities. Future tenant improvements and leasing commissions will be funded, in part, from the restricted cash described above, cash flow generated by operating activities and funds generated from future debt refinancings or property sales, if any.

         The Registrant experienced more stabilized operating results in its wholly owned properties in 1996, and, except for RCA, expects this trend to continue. In addition, the completion of certain leasing transactions has continued to reduce the level of vacancy in the Registrant's portfolio; however, the Registrant is continuing to aggressively pursue new leases on currently available space and renew existing leases as they expire.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by this Item 8 are included in Part IV as indexed under Items 14 (a) 1 and 2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

     The information called for by Part III is hereby incorporated by reference from the information set forth under the captions "Election of Directors", "Ownership of Common Stock" and "Executive Compensation" in Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, which meeting involves the election of directors, such definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. In addition, information on Registrant's executive officers has been included in Part I above under the caption "Executive Officers of the Registrant".

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)1. The following financial statements and supplementary financial information are filed as part of this report:

FINANCIAL STATEMENTS OF THE REGISTRANT                                   PAGES
--------------------------------------                                   -----
Consolidated Balance Sheet as of December 31, 1996 and 1995                 19

Consolidated Statement of Income (Loss) for the three
 years ended December 31, 1996, 1995 and 1994                               20

Consolidated Statement of Stockholders' Equity
 (Deficit) for the three years ended December, 1996, 1995 and 1994          21

Consolidated Statement of Cash Flows for the three
 years ended December 31, 1996, 1995 and 1994                               22

Notes to Consolidated Financial Statements                             23 - 34

Report of Independent Public Accountants                                    35

(a)2.The following financial statement schedule is filed as part of this report:

Schedule III -- Real Estate and Accumulated Depreciation
 as of December 31, 1996                                               36 - 37

     All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or in the Notes thereto.

(a)3.Exhibits
              This section to be completed by amendment.

21.  Subsidiaries of the Registrant                                         38

(b) The Registrant filed a Form 8-K dated December 24, 1996, reporting under Items 2 and 7.

     The Registrant filed a Form 8-K dated January 30, 1997, reporting under Items 2 and 7.

     The Registrant filed a Form 8-K dated March 24, 1997, reporting under Items 2 and 7.

(c) The following financial statements are filed as part of the Form 10-K report with the Securities and Exchange Commission.

FINANCIAL STATEMENTS OF RINCON CENTER ASSOCIATES                      PAGE
------------------------------------------------                      ----
Report of Independent Public Accountants                                40

Balance Sheets -- December 31, 1996 and 1995                            41

Statements of Operations for the years ended
 December 31, 1996, 1995 and 1994                                       42

Statements of Changes in Partner's Deficit for the
 years ended December 31, 1996, 1995 and 1994                           43

Statements of Cash Flows for the years ended
 December 31, 1996, 1995 and 1994                                       44

Notes to Financial Statements                                        45-52

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

                                    PACIFIC GATEWAY PROPERTIES, INC.
                                         (Registrant)

                                    By:  Raymond V. Marino
                                         -------------------------
                                         Raymond V. Marino

                                         President and Chief Executive Officer
Dated: March 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                                        DATE
---------                    -----                                        ----
Raymond V. Marino
-----------------            Director, President and            March 26, 1997
Raymond V. Marino            Chief Executive Officer

Felecia A. Vernon-Chancey
-------------------------    Vice President and Controller      March 26, 1997
Felecia A. Vernon-Chancey    (Principal Accounting Officer)

H. Todd Cobey, Jr.
------------------           Director                           March 26, 1997
H. Todd Cobey, Jr.

Lawrence B. Helzel
------------------           Director                           March 26, 1997
Lawrence B. Helzel

Marshall A. Jacobs
------------------           Director                           March 26, 1997
Marshall A. Jacobs

David E. Post
-------------                Director                           March 26, 1997
David E. Post

Martin S. Roher
---------------              Director                           March 26, 1997
Martin S. Roher

John V. Winfield
----------------             Director                           March 26, 1997
John V. Winfield

                        PACIFIC GATEWAY PROPERTIES, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS

                        As of December 31, 1996 and 1995
                             and for the year ended
                        December 31, 1996, 1995 and 1994

                                              PACIFIC GATEWAY PROPERTIES, INC.
                                                 CONSOLIDATED BALANCE SHEET
                                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                            AS OF DECEMBER 31,
                                                                            ------------------
                                                                             1996        1995
                                                                             ----        ----
ASSETS
Cash and cash equivalents                                                  $  2,899    $    176
Cash restricted for capital improvements, acquisitions and debt service       9,975         241
Accounts receivable                                                             359         577
Prepaid taxes                                                                   280         459
Other current assets                                                            540           7
Investment properties:
 Land                                                                         5,481       5,481
 Buildings                                                                   31,847      31,847
 Furniture, fixtures and equipment                                            9,304       8,350
                                                                           --------     -------
     Subtotal investment properties                                          46,632      45,678
Less-accumulated depreciation
   and provision for write-down to net realizable value                     (13,835)    (12,106)
                                                                           --------     -------
     Investment properties, net                                              32,797      33,572
                                                                           --------     -------
Properties held for sale, net of accumulated depreciation of $8,776
 at December 31, 1995                                                            --      22,230
Deferred tax asset                                                            4,183       6,831
Capitalized loan costs, net of accumulated amortization
 of $381 and $1,210 at December 31, 1996 and 1995, respectively                 857         816
Capitalized lease commissions, net of accumulated
 amortization of $1,016 and $1,521 at December 31, 1996
 and 1995, respectively                                                         503         753
Other assets, net                                                                --         225
                                                                           --------     -------
        Total assets                                                       $ 52,393    $ 65,887
                                                                           --------     -------
                                                                           --------     -------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                                           $    612    $  1,293
Accrued payroll, property and sales taxes                                       195         513
Prepaid rent                                                                    418         133
Accrued interest on debt                                                         --         298
Tenant security deposits                                                        266         417
Other current liabilities                                                        --         127
Debt related to corporate, investment and hotel properties                   33,722      58,838
Other debt related to equity investment in RCA                                   --       2,940
Deferred tax liability                                                       15,012      10,514
                                                                           --------     -------
        Total liabilities                                                    50,225      75,073
                                                                           --------     -------
                                                                           --------     -------
Stockholders' equity (deficit):
Common stock $1.00 par value--
 Authorized--10,000,000 shares; Issued--4,011,150 shares                      4,011       4,011
 Paid-in-deficit                                                            (10,222)    (10,222)
Retained earnings (deficit)                                                   8,526      (2,828)
Treasury stock, at cost--118,554 common shares at
 December 31, 1996 and December 31, 1995                                     (2,037)     (2,037)
Warrants for common stock                                                     1,890       1,890
                                                                           --------     -------
     Total stockholders' equity (deficit)                                     2,168      (9,186)
                                                                           --------     -------
         Total liabilities and stockholders' equity (deficit)              $ 52,393    $ 65,887
                                                                           --------     -------
                                                                           --------     -------

   The accompanying notes are an integral part of these consolidated financial statements


                        PACIFIC GATEWAY PROPERTIES, INC.
                     CONSOLIDATED STATEMENT OF INCOME (LOSS)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                      1996       1995      1994
                                                   -------    -------   -------
INVESTMENT PROPERTIES:
  Rental revenues                                  $11,011    $12,200   $11,027
  Operating expenses                                (5,468)    (5,517)   (5,201)
  Interest expense                                  (4,092)    (3,355)   (3,356)
  Depreciation and amortization                     (2,632)    (2,581)   (2,085)
                                                   -------    -------   -------
  Investment properties income (loss)               (1,181)       747       385
                                                   -------    -------   -------
HOTEL PROPERTY:
  Revenues                                           6,111      7,009     7,357
  Operating expenses                                (4,695)    (4,697)   (5,367)
  Interest expense                                    (403)      (491)     (779)
  Depreciation and amortization                         --       (663)     (384)
                                                   -------    -------   -------
  Hotel income                                       1,013      1,158       827
                                                   -------    -------   -------
INVESTMENT IN PARTNERSHIPS:
Equity in partnership losses, net                       --     (4,090)   (1,298)
Reversal of debt related to investment in RC         2,940         --        --
                                                   -------    -------   -------
  Investment in partnerships                         2,940     (4,090)   (1,298)
                                                   -------    -------   -------
General and administrative expenses                 (1,603)    (1,476)   (1,446)
Interest expense on partnership and
  other corporate debt                                  --       (340)     (953)
Other income (expense)                                 540        (15)      260
                                                   -------    -------   -------
  Income (loss) before partnership and property
    transactions, reserves, income taxes and
    extraordinary items                              1,709     (4,016)   (2,225)
Gain on redemption of partnership interest              --         --    39,078
Gain on sale of real estate assets, net             16,714        177       664
Provision for write-down to estimated net
  realizable value                                      --       (540)   (1,000)
                                                   -------    -------   -------
Income (loss) before income taxes and
  extraordinary items                               18,423     (4,379)   36,517
Income tax (provision) benefit                      (7,835)     1,883    (7,375)
                                                   -------    -------   -------
Income (loss) before extraordinary items            10,588     (2,496)   29,142
Extraordinary gain (loss) from
  extinguishment of debt                               766       (233)     (325)
                                                   -------    -------   -------
  Net income (loss)                                $11,354   $(2,729)   $28,817
                                                   -------   --------   -------
                                                   -------   --------   -------
Income (loss) per share, primary:
Income (loss) before extraordinary items           $  2.52   $ (0.60)   $  7.10
Extraordinary items                                   0.18     (0.06)     (0.08)
                                                   -------   -------    -------
  Net income (loss)                                $  2.70   $ (0.66)   $  7.02
                                                   -------   -------    -------
                                                   -------   -------    -------
Income (loss) per share, fully diluted:
Income (loss) before extraordinary items           $  2.49   $ (0.60)   $  6.96
Extraordinary items                                   0.18     (0.06)     (0.08)
                                                   -------   -------    -------
  Net income (loss)                                $  2.67   $ (0.66)   $  6.88
                                                   -------   -------    -------
                                                   -------   -------    -------

The accompanying notes are an integral part of these consolidated financial statements

                        PACIFIC GATEWAY PROPERTIES, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)


                                                                                  WARRANTS
                                                            RETAINED                FOR
                                     COMMON     PAID-IN     EARNINGS    TREASURY   COMMON
                                     STOCK     DEFICIT     (DEFICIT)     STOCK     STOCK      TOTAL
                                    ------     -------     ---------    --------  --------    -----
Balance at December 31, 1993        $4,010    $(10,223)    $(28,916)    $(2,082)   $1,890   $(35,321)

  Net income                            --          --       28,817          --        --     28,817

  Issuance of common stock from
  exercise of stock options              1           1           --          --        --          2
                                    ------    --------     --------     -------    ------   --------

Balance at December 31, 1994         4,011     (10,222)         (99)     (2,082)    1,890     (6,502)

  Net loss                              --          --       (2,729)         --        --     (2,729)

  Issuance of Treasury Stock            --          --           --          45        --         45
                                    ------    --------     --------     -------    ------   --------

Balance at December 31, 1995         4,011     (10,222)      (2,828)     (2,037)    1,890     (9,186)

  Net Income                            --          --       11,354          --        --     11,354
                                    ------    --------     --------     -------    ------   --------

Balance at December 31, 1996        $4,011    $(10,222)    $  8,526     $(2,037)   $1,890   $  2,168
                                    ------    --------     --------     -------    ------   --------
                                    ------    --------     --------     -------    ------   --------

The accompanying notes are an integral part of these consolidated financial statements

                        PACIFIC GATEWAY PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                          -------------------------------
                                                            1996        1995       1994
                                                            ----        ----       ----
Cash flow from operating activities:
     Net income (loss)                                     $11,354    $(2,729)    $28,817
     Non-cash revenues and expenses included in income:
          Depreciation and amortization                      2,632      3,275       2,529
          Investment in partnerships                            --      4,090       1,298
          Provision for write-down to estimated net
               realizable value                                 --        540       1,000
          Gain on sale of real estate assets, net          (16,714)      (177)       (664)
          Reversal of debt related to investment in RCA     (2,940)        --          --
          Gain on redemption of partnership interests           --         --     (39,078)
          Extraordinary items                                  766        233         325
Changes in assets and liabilities:
     Accounts receivable, prepaid taxes and other
               current assets                                 (136)      (212)        370
     Other assets                                              225        198         (56)
     Deferred tax benefit, net                               7,146     (1,681)      5,364
     Accounts payable and other current liabilities         (1,290)       154        (161)
                                                          --------    -------     -------
CASH FLOW GENERATED BY (USED IN) OPERATING ACTIVITIES        1,043      3,691        (256)
                                                          --------   --------    --------
Cash flow from investing activities:
     Additions to investment and hotel properties           (2,072)    (2,768)     (5,528)
     Proceeds from sale of properties                       38,856        510       1,419
     Proceeds from dissolution sale of partnership
               interest, net                                    --         --      20,968
     Contributions to RCA                                       --     (1,035)       (511)
     Distributions from RCA                                     --        424         600
     Distributions from GGC                                     --         --         929
                                                          --------   --------    --------
NET CASH GENERATED BY (USED IN) INVESTING ACTIVITIES        36,784     (2,869)     17,877
                                                          --------   --------    --------
Cash flow from financing activities:
     Borrowings under property and hotel debt               14,300     20,986       8,750
     Borrowings in connection with equity investment, net       --        990         129
     Payments on debt                                      (39,416)   (23,297)    (25,930)
     Payment of loan costs and fees                           (254)       (85)       (359)
     (Increase) decrease in cash restricted for capital
               improvements                                 (9,734)       356        (597)
     Issuance of treasury stock                                 --         45          --
     Proceeds from exercise of stock options                    --         --           2
                                                          --------   --------    --------
NET CASH USED IN FINANCING ACTIVITIES                      (35,104)    (1,005)    (18,005)
                                                          --------   --------    --------
Increase (decrease) in cash and short term investments       2,723       (183)       (384)
Balance at beginning of year                                   176        359         743
Balance at end of year                                    $  2,899   $    176    $    359
                                                          --------   --------    --------
                                                          --------   --------    --------

SUPPLEMENTARY DISCLOSURES:
     Cash paid for interest                               $  4,495   $  4,486    $  4,842
                                                          --------   --------    --------
                                                          --------   --------    --------
     Return of property and other assets to lenders
       in satisfaction of debt                            $     --   $     --    $ 18,766
                                                          --------   --------    --------
                                                          --------   --------    --------
      Cash paid for taxes                                 $    510   $    483    $  2,007
                                                          --------   --------    --------
                                                          --------   --------    --------


The accompanying notes are an integral part of these Consolidated Financial Statements.

                        PACIFIC GATEWAY PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Pacific Gateway Properties, Inc., (the "Company") is a New York corporation formed in 1984 for the purpose of investing and managing income producing real estate. The Company's overall business plan has been to assemble a substantial portfolio of income producing properties. The Company historically focused its property acquisitions in four markets: Northern California, Arizona, Florida and Massachusetts. The Company's long-term objectives continue to be maximizing net cash flow from operations and achieving growth through appreciation of asset values. The current strategic plan of the Company is to focus on real estate investments on the West Coast with a specific emphasis on the San Francisco Bay Area. The current investment emphasis is on commercial properties which require aggressive management and leasing in order to maximize their potential. This strategy is influenced by the following factors: (1) the Company's current property portfolio is concentrated on the West Coast; and (2) the Company believes that geographic concentration will influence operational efficiencies.

PRINCIPLES OF CONSOLIDATION

     The Company's Consolidated Financial Statements include the accounts of the Company and all owned subsidiaries and partnerships. Significant intercompany accounts and transactions have been eliminated in consolidation. Partnerships in which the Company has less than a 50% interest and has no management influence, are accounted for using the equity method.

REVENUE RECOGNITION

     Rental revenues are recognized on a straight-line basis over the term of occupancy in accordance with the provisions of the leases.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash, commercial paper and money market accounts, all of which have original maturities of three months or less.

CASH RESTRICTED FOR CAPITAL IMPROVEMENTS, ACQUISITIONS AND DEBT SERVICE

     As of December 31, 1996 restricted cash is comprised of the following (in thousands):


     Capital, tenant improvement and lease commission reserves      $  915
     Acquisition reserves                                            7,988
     Debt service, property tax and insurance reserves               1,072
                                                                    ------
     Total                                                          $9,975
                                                                    ------
                                                                    ------

INVESTMENT PROPERTIES AND PROPERTIES HELD FOR SALE

     Land, buildings and improvements are recorded at cost. Depreciation on investment properties is provided using the straight-line method over estimated useful lives ranging from 28 to 40 years. The Company had classified the Radisson Suites Hotel and Village Commons Shopping Center properties as held for sale at December 31, 1995, at contract prices less the estimated costs of the sale of these properties, which were greater than their respective carrying costs. Both of these properties were sold in 1996.


     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when expected undiscounted cash flows are less than the carrying value of the asset. Measurement of impairment is based upon the fair value of the asset. The Company adopted SFAS 121 in 1995 and the adoption has not had a material impact upon its financial position and results of operations, except that, in accordance with SFAS 121, the Company has ceased to provide for depreciation on the properties held for sale.

INCOME TAXES

     The Company accounts for taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, deferred taxes are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate.

GAINS FROM REAL ESTATE ASSETS SOLD AND PARTNERSHIP INTEREST REDEEMED

     Gain (loss) on sales of real estate assets and redemption of partnership interests are included in the Company's Consolidated Statement of Income
(Loss) and consists of the following (in thousands):

                                               1996      1995     1994
                                              -------    ----    -------
     Radisson Suites Hotel                    $ 5,814    $ --    $    --
     Village Commons Shopping Center           10,900      --         --
     Walnut Creek Day Care Building                --      --        664
     Walnut Creek Parcel of Land                   --     177         --
                                              -------    ----    -------
       Subtotal of Real Estate Assets Sold     16,714     177        664
     Golden Gateway Center Redemption              --      --     39,078
                                              -------    ----    -------
     Total                                    $16,714    $177    $39,742
                                              -------    ----    -------
                                              -------    ----    -------

PER SHARE DATA

          Per share data is based on the weighted average number of the Company's common shares and common share equivalents. Outstanding warrants and stock options enter into the common shares outstanding using the Treasury Stock Method. The number of common shares and common share equivalents used in the earnings per share calculations are as follows:

AS OF DECEMBER 31,                    1996           1995           1994
                                 ---------      ---------      ---------
Primary                          4,204,822      4,124,082      4,105,808
                                 ---------      ---------      ---------
                                 ---------      ---------      ---------
Fully diluted                    4,256,021      4,124,082      4,186,515
                                 ---------      ---------      ---------
                                 ---------      ---------      ---------

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

          The Company's ability to (i) meet its debt obligations, (ii) provide dividends either from operations, or the ultimate disposition of the Company's properties or (iii) continue as a going concern may be impacted by changes in interest rates, property values, geographic economic conditions, or the entry of other competitors to the market. The Company's wholly owned San Francisco Bay Area properties do not maintain earthquake insurance. The accompanying Consolidated Financial Statements do not provide for any adjustments with regard to these uncertainties.

RECLASSIFICATIONS

          Certain prior year amounts have been reclassified to conform with the current year presentation.

2.  REAL ESTATE PARTNERSHIP INVESTMENTS

OPERATING PARTNERSHIPS

RINCON CENTER ASSOCIATES PARTNERSHIP (RCA)--SAN FRANCISCO, CALIFORNIA

      The Company owns general (non-managing) and limited partnership interests in RCA totaling approximately 22.8% and, subject to the funding agreement entered into with RCA's managing general partner, Perini Land & Development Company (a wholly owned subsidiary of Perini Corporation), discussed below, is responsible for 20% of cash requirements in excess of
available financing.   The Company's minority, general (non-managing) and
limited partnership interests in RCA represents significant potential financial exposure. This exposure includes and may not be limited to the potential tax liability associated with the Company's negative tax basis, the joint and several guarantees provided by the Company to the mortgage lender on Rincon Center Phase Two and the master lessor on Rincon Center Phase One, and the potential tax liability that would exist from the cancellation of debt in connection with a possible debt restructuring.

     RCA sold Rincon Center Phase One to Chrysler MacNally Corporation (Chrysler) in June 1988; subsequently, RCA leased the property back under a master lease which is treated as an operating lease for financial reporting purposes. In July 1993, Chrysler completed a refinancing of Rincon Center Phase One. The maturity date of this debt is July 1, 1998. Payments under the master lease agreement may be adjusted to reflect adjustments in the rate of interest payable by Chrysler on the Rincon Center Phase One debt. The master lease also permits Chrysler to put the property back to RCA at stipulated prices beginning January 1998 if long-term financing meeting certain conditions is not obtained. RCA intends to try to obtain financing meeting the conditions of the master lease prior to January 1998. In September 1993, RCA completed a refinancing of Rincon Center Phase Two with its existing lender. The Company has also posted a $3.65 million letter-of-credit in favor of the bank involved in a portion of the RCA financing. This letter-of-credit is secured by the Company's 410 First Avenue property in Needham, Massachusetts, with a net book value of approximately $2.2 million at December 31, 1996. The letter-of-credit expires June 1997.

     In 1996, the Company ceased recording any activity related to its interest in RCA because (i) it had previously written-down its equity investment in and loans to RCA to zero in 1995 and (ii) the Company currently has no obligation, prospects or plans to invest further in or on behalf of RCA. During 1995, the Company recorded its 22.8% equity interest in RCA's net loss which amounted to $4,090,000. Additionally, in 1995, the Company recorded a $540,000 provision for net realizable value to write-down the remaining balance of its equity investment in and loans to RCA to zero as the Company attributed no value to its equity investment in RCA.

     In 1993, the Company entered into an agreement with RCA's managing general partner whereby such managing general partner agreed to advance funds to RCA on behalf of the Company on an unsecured non-recourse basis, subject to interest at prime plus 2% and certain annual fees (principal, unpaid interest and fees are collectively referred to as the RCA Advances). This agreement does not reduce the level of the Company's general and limited partnership interests in RCA. The RCA Advances are only required to be repaid from the Company's share of future distributions from RCA, if any. At December 31, 1995, the RCA Advances amounted to $2,940,000. During 1996, the Company recorded a credit to income ("Reversal of Debt Related to Investment in RCA" on the Company's Consolidated Statement of Income (Loss)) to eliminate the previously recorded liability for the RCA Advances of $2,940,000 as (i) the Company has no intention or legal obligation to repay the RCA Advances other than from its share of distributions from RCA, if any, and (ii) the Company does not anticipate any cash distributions by RCA in the foreseeable future. During 1996, 1995 and 1994, RCA incurred net losses of approximately $16,451,000, $17,924,000 and $10,441,000, respectively. The
RCA Advances amount to $3,991,000 at December 31, 1996.

     During 1995 and 1994, the Company recorded interest and fees related to the RCA Advances of $340,000 and $199,000, respectively. As previously discussed, the Company ceased recording any activity relating to RCA in 1996.

     Subsequent to December 31, 1996, the Company has asserted certain claims against RCA for payment to the Company by RCA for leasing services provided to RCA by the Company during 1996. The Company has not accrued for such claims pending resolution of this matter with RCA's managing general partner.

     Summary financial statement data for RCA is as follows (in thousands):

AS OF DECEMBER 31,                      1996           1995
                                    --------       --------
Investment properties, net          $110,495       $113,502
Other assets                          21,042         22,623
                                    --------       --------
                                    $131,537       $136,125
                                    --------       --------
                                    --------       --------

Debt                                $ 56,012       $ 58,720
Amounts due to partners              158,156        144,035
Other liabilities                     12,703         12,253
Partners' deficit                    (95,334)       (78,883)
                                    --------       --------
                                    $131,537       $136,125
                                    --------       --------
                                    --------       --------

                                        1996           1995           1994
                                    --------       --------       --------
Revenue                             $ 20,705       $ 20,165       $ 20,285
                                    --------       --------       --------
Expenses:
  Operating and lease expenses        18,519         19,572         17,244
  Financing                           14,712         14,402         11,354
  Depreciation and amortization        3,925          4,115          4,019
  Property tax reduction                  --             --         (1,891)
                                    --------       --------       --------
                                      37,156         38,089         30,726
                                    --------       --------       --------
Net loss                            $(16,451)      $(17,924)      $(10,441)
                                    --------       --------       --------
                                    --------       --------       --------

GOLDEN GATEWAY CENTER PARTNERSHIP (GGC)--SAN FRANCISCO, CALIFORNIA

     In October 1994, GGC redeemed the Company's remaining 29.5% partnership interest for approximately $21 million, resulting in a gain of approximately $39 million which is described in more detail below (in thousands). The Company accounted for its investment in GGC on the equity basis since 1991.


               Cash proceeds                                     $21,000
               Add: Excess of cash distributions received
               Over equity in earnings to date of GGC,
               and reversal of accrued liabilities & reserves     18,128
               Less: cost of sale                                    (50)
                                                                 -------
               Gain on redemption                                $39,078
                                                                 -------
                                                                 -------

     Summary Financial data for GGC is as follows (in thousands):

                                                                   FOR THE NINE
                                                                   MONTHS ENDED
                                                             SEPTEMBER 30, 1994
                                                             ------------------
Company's share of cash distributions
 from GGC                                                               $   929
                                                                        -------
                                                                        -------
Income from operations:
  Revenues                                                              $15,118
                                                                        -------
  Expenses:
    Operating                                                             5,113
    Interest                                                              5,556
    Depreciation and amortization                                           771
                                                                        -------
                                                                         11,440
                                                                        -------
Net income                                                                3,678
                                                                        -------
                                                                        -------
Company's share of net income of GGC                                    $ 1,085
                                                                        -------
                                                                        -------

3. DEBT

     As of December 31, 1996 and 1995, the Company had the following debt outstanding (in thousands):

                                                             1996         1995
                                                             ----         ----
     Debt related to corporate, investment and
          hotel properties, paid in full in 1996.          $    --      $17,353

     Other mortgages on real estate:

          South Bay Office Tower, interest fixed
          at 8.66%, due January 2007.                        9,450        6,394

          Walnut Creek Executive Park, interest
          fixed at 7.85%, due July 2005.                    19,438       19,841

          Village Commons Shopping Center,
          interest variable at LIBOR plus 1.25%,
          paid in full in 1996.                                 --       15,250

          Weston Office Building, interest fixed
          at 8.45%, due October 2001.                          993           --

          North Tucson Business Center, interest fixed
          at 9.62%, due October 2006.                        3,841           --
                                                           -------      -------
                                                           $33,722      $58,838
                                                           -------      -------
                                                           -------      -------

CORPORATE DEBT AND MORTGAGES ON REAL ESTATE

     In December 1993, the Company completed a restructuring of its non-revolving line-of-credit, letter-of-credit, unsecured bonds, and certain mortgages. The new loan was in the form of a Tranche A and Tranche B Note. The Tranche A Note (Note A), with a face amount of approximately $11.4 million as of December 31, 1995, had a variable interest rate at LIBOR plus 2.5%. The Tranche B Note (Note B) with a face amount of approximately $5.9 million as of December 31, 1995, (including accrued interest) had a fixed interest rate of 9%. Both Notes A and B were paid in full in 1996 using the proceeds from the sale of the Radisson Suites Hotel.

     In connection with the 1993 restructuring, the Company issued to the primary lender warrants to acquire up to two million shares of the Company's common stock of which one million warrants have been canceled leaving one million exercisable warrants outstanding at December 31, 1996. The outstanding warrants expire December 11, 1998. The warrants have customary anti-dilution protection that addresses stock splits, stock dividends, recombinations and reclassifications, and certain other issuances of additional common stock. The Company also has a right of first offer to acquire the shares of common stock or warrants prior to any transfer thereof. The Company has valued the one million warrants at $1.89 million which is recorded as equity in the Company's Consolidated Balance Sheet.

     Statement of Financial Accounting Standards No. 15 required the Company to account for future interest resulting from this restructuring using an imputed interest rate versus the stated rates on the Notes A and B. In addition, the primary lender's cancellation of debt of $4 million at the time of the restructuring was not recognized for financial reporting purposes. In connection with the retirement of Notes A and B, the Company recorded an extraordinary gain on extinguishment of debt resulting from the difference in the face value and the amount required to extinguish the debt, net of the write-off of related loan fees.

OTHER MORTGAGES ON REAL ESTATE

SOUTH BAY OFFICE TOWER REFINANCING

     In December 1996, the Company completed the refinancing of $9.45 million of debt related to South Bay Office Tower. The new loan bears interest at 8.66% through maturity. The loan requires fixed monthly payments of $77,000. The loan is amortized over 25 years and is due January 2007. This new loan may be prepaid any time after the first day of the fifth (5th) loan year with a 30-day written notice to the lender. A prepayment consideration of the greater of one percent of the loan balance, or the present value of all remaining payments of principal and interest is payable on the prepayment date. Concurrent with the closing, the Company deposited $701,000 with the lender to fund future capital improvements. In addition, the lender holds in escrow additional debt proceeds of $940,000 which will be released to the Company upon the completion of certain leasing transactions that were in process as of December 31, 1996. Also, the loan requires an additional $22,052 per month to be deposited for future capital improvements, tenant improvements and leasing commissions until the reserve equals $668,000. The Company is required to maintain a minimum balance of $668,000 during the term of the loan. These funds are classified within cash reserved for capital improvements, acquisitions and debt service on the Company's Consolidated Balance Sheet.

WESTON OFFICE BUILDING REFINANCING

     In October 1996, the Company completed the refinancing of $1,000,000 of debt related to its Weston Office Building in Florida. The new loan carries an 8.45% annual interest rate until maturity with fixed monthly amortization payments of approximately $9,818. The loan is amortized over 15 years and is due October 2001. The new loan has no prepayment penalty. This new loan is an obligation of a subsidiary of the Company and the Company has provided a guarantee of 50% of the outstanding principal balance, or $500,000, whichever is greater.

NORTH TUCSON BUSINESS CENTER REFINANCING

     In September 1996, the Company completed the refinancing of $3,850,000 of debt related to North Tucson Business Center in Arizona. The new loan carries a 9.62% annual interest rate until maturity with fixed monthly amortization payments of approximately $34,000. The loan is amortized over 25 years and is due October 2006. Concurrent with the closing, the Company deposited $40,768 with the lender to fund future tenant improvements and leasing commissions during the term of the loan. Also, the loan requires an additional $3,397 per month to be deposited for future tenant improvements and leasing commissions during the term of the loan. The monthly reserve deposit amount may be decreased if certain tenant renewals occur. In addition, the Company is required to fund a debt service reserve of $8,200 per month until $295,000 has been funded. These funds are classified within cash reserved for capital improvements, acquisitions and debt service on the Company's Consolidated Balance Sheet.

WALNUT CREEK EXECUTIVE PARK REFINANCING

     In June 1995, the Company completed the refinancing of $20,000,000 of
debt related to Walnut Creek Executive Park.   The new loan carries a 7.85%
annual interest rate until maturity with fixed monthly amortization and interest payments of approximately $162,000. The loan is amortized over 20 years and is due July 2005. The new loan has a prepayment penalty and is non-recourse to the Company. In addition, the new loan requires the Company to fund a reserve for future tenant improvements of $9,314 per month in the first twenty four months of the loan, and increasing to $17,647 per month in
months 25 through 68 of the loan.   The portion of the reserve funded and
unspent through December 31, 1996, amounted to $56,000 and is classified within cash restricted for capital improvements, acquisitions and debt service on the Company's Consolidated Balance Sheet. As a result of this refinancing, the Company wrote-off the unamortized portion of the loan fees associated with the debt that was retired, which amounted to $233,000 and is recorded as an extraordinary item in 1995.

LOAN MATURITIES

     The maturities of debt outstanding as of December 31, 1996, and required minimum principal payments in each of the next five years are summarized as follows (in thousands):

                                                 CURRENT    PRO FORMA
                                                 -------    ---------
                       1997                      $   622     $   846
                       1998                          675         943
                       1999                          732       1,025
                       2000                          794       1,115
                       2001                        1,644       1,996
                       Thereafter                 29,255      40,112
                                                 -------     -------
                                                 $33,722     $46,037
                                                 -------     -------
                                                 -------     -------

     The Pro Forma column reflects the January 17,1997, purchase of the West Valley Executive Park and 930 Montgomery Street properties referred to in
Note 9.

4.  OTHER RELATED PARTY ITEMS

     One of the Company's seven directors as of December 31, 1996 was a Director of Perini Corporation as of December 31, 1994. A wholly owned subsidiary of the Perini Corporation, Perini Land & Development Company, is the managing general partner of RCA.

5.  INCOME TAXES

     The Company provides for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109).

     The deferred income tax (provision) benefit represents the tax effect of temporary differences between income (loss) determined for financial reporting and for income tax purposes. The Company has a tax net operating loss carryover for Federal income tax purposes of approximately $4.6 million, which will expire between 2005 and 2010. The Company has an investment tax credit carryover totaling approximately $1.5 million which will expire between 2000 and 2003. The Company also has an alternative minimum tax credit carryover for Federal income tax purposes of approximately $730,000 which can be carried forward indefinitely.

     The components of the deferred tax assets and deferred tax liabilities are as follows at December 31, 1996 (in thousands):

                                                  FEDERAL     STATE     TOTAL
                                                  -------    ------    -------
        Deferred tax assets:
           Net operating loss carryover           $   963    $  120    $ 1,083
           Tax credits carryover                    2,202        --      2,202
           State deferred tax                         774        --        774
           Prepaid rent                                99        25        124
                                                  -------    ------    -------
                                                  $ 4,038    $  145    $ 4,183
                                                  -------    ------    -------
                                                  -------    ------    -------
        Deferred tax liabilities:
           Excess tax depreciation                $   401    $  102    $   503
           Debt relating to tax deferred
             exchange                               7,811     1,994      9,805
           Excess partnership losses from RCA       3,754       950      4,704
                                                  -------    ------    -------
                                                  $11,966    $3,046    $15,012
                                                  -------    ------    -------
                                                  -------    ------    -------

               The table below reconciles the difference between the statutory Federal income tax rate and the effective rate in the Company's Consolidated Statement of Income (Loss).

                                              PERCENTAGES
                                       ----------------------------
                                        1996       1995      1994
                                       -------    ------    -------

Statutory Federal income tax rate        34%        (34)%       35%
State income tax                          7          (7)         6
                                       ----         ----      ----
                                         41         (41)        41
Change in valuation reserve              --          --        (21)
                                       ----         ----      ----
Effective tax rate provision
  (benefit)                              41%       (41)%        20%
                                       ----        ----       ----
                                       ----        ----       ----

               The components of the (provision) benefit for income taxes were as follows (in thousands):

                                      1996         1995     1994
                                    -------       ------   -------

Federal - current                   $  (142)      $   --   $  (675)
Federal - deferred                   (5,977)       1,608    (3,203)

State - current                        (376)          --    (1,279)
State - deferred                     (1,340)         275    (2,218)
                                    -------       ------   -------
                                    ($7,835)      $1,883   $(7,375)
                                    -------       ------   -------
                                    -------       ------   -------

6.  LESSOR ARRANGEMENTS

          As of December 31, 1996, approximately 664,000 of a total of approximately 726,000 square feet or 91.5% of the Company's wholly owned commercial space was leased. On January 17, 1997, the Company acquired the West Valley Executive Park and 930 Montgomery Street properties which brought the total square footage of the Company's wholly owned properties to 916,000 square feet. As of the acquisition date, a total of 850,000 square feet or 93% of the Company's wholly owned space was leased. The terms of the leases generally require tenants to pay base rent plus their proportionate share of certain operating expenses or expense increases. Minimum rental amounts due to the Company pursuant to these operating leases through expiration are as follows (in thousands):

                                             CURRENT      PRO FORMA
                                             -------      ---------
               1997                          $ 8,809       $10,998
               1998                            7,560         8,532
               1999                            6,016         6,429
               2000                            4,476         4,762
               2001                            2,143         2,355
               Thereafter                      2,662         2,662
                                             -------       -------
                                             $31,666       $35,738
                                             -------       -------
                                             -------       -------

The Pro Forma column reflects the January 17, 1997, purchase of the West Valley Executive Park and 930 Montgomery Street properties.

7.  STOCK, WARRANTS AND EMPLOYEE BENEFIT PLANS

INCENTIVE STOCK OPTION PLAN

          The Company has two stock option plans, the 1985 Incentive Stock Option Plan (the "1985 Plan") and the 1996 Stock Option Plan (the "1996 Plan"). Under the 1985 Plan, 200,000 shares of the Company's common stock were reserved for issuance. This plan provides for options to be granted at fair market value on the date of grant for terms not exceeding ten years. As of December 31, 1996, a total of 57,350 options were outstanding under the 1985 Plan and no additional grants may be made. Of such outstanding options, 35,000 are exercisable in equal cumulative installments over five years beginning in 1993 at prices ranging from $2.97 to $3.13 per share and 22,350 outstanding options are exercisable in equal cumulative installments over five years beginning in 1995 at prices ranging from $3.56 to $4.56 per share. Under the 1996 Plan, a total of 200,000 shares of Common Stock have been reserved for issuance. This plan provides for options to be granted at fair market value on the date of grant for terms not exceeding ten years. During 1996, options to purchase an aggregate of 150,000 shares of Common Stock were granted at an exercise price of $2.56. Of such options outstanding under the 1996 Plan, 40,000 were exercisable in 1996, 50,000 are exercisable in 1998, and 10,000 are exercisable in 1999, 2000 and 2001, respectively.

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation" (SFAS 123), which establishes financial accounting and reporting standards for stock based compensation plans. As permitted by SFAS 123, the Company will continue to account for these plans under APB Opinion No. 25, under which no compensation expense has been recognized. The additional compensation expense that would have been disclosed as if the Company had adopted SFAS 123 is not material in 1996 and 1995.

          A summary of the status of the Company's two stock option plans and stock warrants at December 31, 1996, 1995, and 1994 and changes during the years then ended is presented in the table and narrative below:

                              1996                    1995                   1994
                              ----                    ----                   ----
                                  Weighted                Weighted                Weighted
                                   Average                 Average                 Average
                                  Exercise                Exercise                Exercise
                        Shares       Price      Shares       Price      Shares       Price
                      ----------  --------    ----------  --------    ----------  --------
Outstanding at
beginning of year     1,182,850*     $2.97    1,182,850*     $2.97    1,140,000*    $2.94

Granted                 150,000       2.56           --         --       42,850      3.74

Exercised                    --         --           --         --           --        --

Expired                (125,500)      3.58           --         --           --        --
                      ----------              ---------               ---------

Outstanding at
end of year           1,207,350       2.86    1,182,850       2.97    1,182,850      2.97
                      ----------              ---------               ---------
                      ----------              ---------               ---------

Exercisable at
end of year           1,076,940                  92,570                  56,000
                      ----------              ---------               ---------
                      ----------              ---------               ---------

Weighted Average
Fair Value of
Options Granted                      $1.68                   $0.00                  $2.45
                                     -----                   -----                  -----
                                     -----                   -----                  -----

* Included in this amount are one million warrants related to the 1993 debt restructuring. These warrants will expire on December 11, 1998.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during 1996: expected dividend yield of 0%, expected volatility of 43.4%, risk-free interest rate of 6.29% and expected life of 10 years.

TREASURY STOCK ISSUANCE

     In 1995, the Company issued, as 1994 executive compensation to the Company's then Chief Executive Officer, 12,632 shares of Common Stock of the Company, held as Treasury Stock, representing the cash equivalent of $45,000 based upon the mean between the high and low sales prices for such shares reported on the date of the grant, December 5, 1994.

401(K) PLAN

     Effective January 1, 1996, the Company adopted a non-contributory 401(k) Plan. All 401(k) Plan contributions are fully vested. The level of any Company contributions are subject to annual review and approval of the Company's Board of Directors. As of December 31, 1996, no contributions had been made to this plan by the Company.

8.   QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following tables set forth unaudited quarterly financial data (in thousands, except per share amounts) for each of the two years ended December 31, 1996 and December 31, 1995.


                                                            BY QUARTER

                     1996                 FIRST     SECOND     THIRD     FOURTH     TOTAL
Investment properties income (loss)       $ 401    $   (27)    $  (79)   $(1,476)  $(1,181)
                                         ------    -------     ------    -------   -------
                                         ------    -------     ------    -------   -------
Hotel property income (loss)                954        192       (108)       (25)    1,013
                                         ------    -------     ------    -------   -------
                                         ------    -------     ------    -------   -------

Gain on sale of real estate asset            --     10,900         --      5,814    16,714
                                         ------    -------     ------    -------   -------
                                         ------    -------     ------    -------   -------

Extraordinary loss from
extinguishment of debt                       --         --         --        766       766
                                         ------    -------     ------    -------   -------
                                         ------    -------     ------    -------   -------

Net income (loss)                         $ 589    $(6,379)    $ (549)   $17,693   $11,354
                                         ------    -------     ------    -------   -------
                                         ------    -------     ------    -------   -------

Income (loss) per share, primary:

Income (loss) before extraordinary item   $0.15    $ (1.49)    $(0.13)   $ 3.99    $ 2.52
Extraordinary item                           --         --         --       .18       .18
                                         ------    -------     ------    ------    ------
Net income (loss)                         $0.15    $ (1.49)    $(0.13)   $ 4.17    $ 2.70
                                         ------    -------     ------    -------   -------
                                         ------    -------     ------    -------   -------

Income (loss) per share, fully diluted:

Income (loss) before extraordinary item   $0.14    $ (1.46)    $(0.13)   $ 3.94    $ 2.49

Extraordinary item                           --         --         --      0.18      0.18
                                         ------    -------     ------    -------   -------
Net income (loss)                         $0.14    $ (1.46)    $(0.13)    $4.12    $ 2.74
                                         ------    -------     ------    -------   -------
                                         ------    -------     ------    -------   -------


                                                            BY QUARTER

        1995                              FIRST     SECOND     THIRD     FOURTH     TOTAL
Investment properties income (loss)       $ 471     $  286   $  (144)   $   134   $   747
                                          -----     ------   -------    -------   -------
                                          -----     ------   -------    -------   -------

Hotel property income (loss)                843        248      (205)       272     1,158
                                          -----     ------   -------    -------   -------
                                          -----     ------   -------    -------   -------

Equity in partnership losses               (785)      (982)     (941)    (1,382)   (4,090)
                                          -----     ------   -------    -------   -------
                                          -----     ------   -------    -------   -------

Gain on sale of real estate asset            --       (177)       --                  177
                                          -----     ------   -------    -------   -------
                                          -----     ------   -------    -------   -------

Extraordinary loss from
extinguishment of debt                       --       (233)                          (233)
                                          -----     ------   -------    -------   -------
                                          -----     ------   -------    -------   -------

Net income (loss)                         $  72     $ (626)  $(1,398)   $  (777)  $(2,729)
                                          -----     ------   -------    -------   -------
                                          -----     ------   -------    -------   -------

Income (loss) per share, primary:

Income (loss) before extraordinary item   $0.02     $(0.09)  $ (0.34)   $ (0.19)  $ (0.60)

Extraordinary item                           --      (0.06)       --         --     (0.06)
                                          -----     ------   -------    -------   -------

Net income (loss)                         $0.02     $(0.15)  $ (0.34)   $ (0.19)  $ (0.66)
                                          -----     ------   -------    -------   -------
                                          -----     ------   -------    -------   -------

Income (loss) per share, fully diluted:

Income (loss) before extraordinary item   $0.02     $(0.09)  $ (0.34)   $ (0.19)  $ (0.60)

Extraordinary item                           --      (0.06)       --         --     (0.06)
                                          -----     ------   -------    -------   -------

Net income (loss)                         $0.02     $(0.15)  $ (0.34)   $ (0.19)  $ (0.66)
                                          -----     ------   -------    -------   -------
                                          -----     ------   -------    -------   -------

9. SUBSEQUENT EVENTS

     On January 17, 1997, the Company purchased two properties to complete a tax deferred exchange in accordance with Section 1031 of the Internal Revenue Code, in connection with the sale of the Radisson Suites Hotel. The first acquisition was West Valley Executive Park, a multi-tenant, six building, 165,000 square foot campus style office park in San Jose, California, that was acquired for $17,500,000. In connection with the acquisition, the Company assumed approximately $10,200,000 in mortgage debt from Sun Life Assurance Company of Canada (U.S.). The loan is amortized over twenty (20) years at a fixed annual interest rate of 9.125% and matures on June 30, 2005. The debt continues to be assumable and is subject to a prepayment penalty if paid off prior to maturity. The second acquisition was a mutli-tenant, 23,000 square foot, six-story steel frame office building located at 930 Montgomery Street, San Francisco, California, for $3,250,000. In connection with the 930 Montgomery Street acquisition, the Company obtained $2,112,500 in mortgage debt from Redwood Bank. The loan is amortized over twenty-five
(25) years at a floating interest rate of 3% over the one year treasury bond rate, adjustable every six months and matures on February 1, 2002. The Redwood Bank debt can be prepaid at any time without a penalty.

    The following Consolidated Condensed Pro Forma Balance Sheet of the Company which is unaudited reflects the Company's financial position as if these purchases had occurred as of December 31, 1996:

                       PACIFIC GATEWAY PROPERTIES, INC.
                CONSOLIDATED CONDENSED PRO FORMA BALANCE SHEET
                            AS OF DECEMBER 31, 996
                      (IN THOUSANDS, EXCEPT SHARE AMOUNT)
                                  (UNAUDITED)

                                                      Acquired
                                         Historical  Properties  Pro Forma
                                         ----------  ----------  ---------
ASSETS
Investments in real estate, net           $32,797     $20,750    $53,547
Cash and short-term investments            12,874      (8,422)     4,452
Deferred tax asset                          4,183          --      4,183
Deferred financing and leasing costs        1,360         125      1,485
Other assets                                1,179          --      1,179
                                          -------     -------    -------
         Total assets                     $52,393     $12,453    $64,846
                                          -------     -------    -------
                                          -------     -------    -------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accruals              $1,491        $216     $1,707
Mortgage loans                             33,722      12,313     46,035
Deferred tax liability                     15,012         (76)    14,936
                                          -------     -------    -------
         Total liabilities                 50,225      12,453     62,678
                                          -------     -------    -------

Stockholders' Equity (Deficit)
Common stock                                4,011          --      4,011
Paid-in-deficit                           (10,222)         --    (10,222)
Accumulated earnings                        8,526          --      8,526
Treasury stock, at cost--118,554
    common shares at December 31, 1996     (2,037)         --     (2,037)
Warrants for common stock                   1,890          --      1,890
                                          -------     -------    -------
Total stockholders' equity (deficit)        2,168          --      2,168
                                          -------     -------    -------
    Total liabilities and
    stockholders' equity (deficit)        $52,393     $12,453    $64,846
                                          -------     -------    -------
                                          -------     -------    -------

    In the opinion of management, the pro forma consolidated condensed financial information provides for all material adjustments necessary to reflect the material effects of the acquisitions of the West Valley Executive Park and 930 Montgomery Street properties.

    The pro forma balance sheet is unaudited and is not necessarily indicative of the consolidated financial position that would have occurred if the transactions and adjustments reflected therein had been consummated on the date presented, or on any particular date in the future, nor does it purport to represent the financial position of the Company for future periods.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO PACIFIC GATEWAY PROPERTIES, INC.:

    We have audited the accompanying consolidated balance sheets of Pacific Gateway Properties, Inc. (a New York corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income
(loss), stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Gateway Properties, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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

San Francisco, California
March 7, 1997

                       PACIFIC GATEWAY PROPERTIES, INC.

            SCHEDULE III-- REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1996
                                (IN THOUSANDS)






                                                    Initial Cost
                                                    to Company
                                                    (Note 1)               Subsequent
                                                    --------               Costs,
                                     Encumbrances          Building and    Capitalized
Description                          (Note 4)      Land    Improvements    Improvements
-----------                          --------      ----    ------------    ------------
Office/Commercial Buildings --
 Walnut Creek, CA.  (Twelve
 Buildings)   (Notes 4 and 6)       $19,438       $1,357  $12,086         $7,271
Office Building--San Jose, CA         9,450        3,439   13,754          2,302
Office/Industrial Building--
 Tucson, AZ.  (Notes 4 and 6)         3,841          147      621            395
Office Building--Fort Lauderdale,
 FL.  (Note 4 and 6)                    993           44      299              5
Office/Industrial Building--
 Needham, MA.  (Note 5)                  --          494    4,006            364
Corporate Leasehold Improvements         --           --       --             48
                                       -----        -----   ------         ------

TOTAL                                $33,722       $5,481  $30,766        $10,385
                                     -------       ------  -------        -------
                                     -------       ------  -------        -------



                                                                  Accumulated
                                                                  Depreciation
                                                                  and Amortization
                                                                  and Provision
                                 Gross Carrying Amount at         for Write-down
                                 December 31, 1996                to Net               1996
                                 ------------------------         Realizable           Projected
                                  Buildings and        Total      Value                Tax Basis        Date of Construction/
Description                       Improvements         (Note 2)   (Note 3 and 7)       ( Note 8)         Acquisition
-----------                       ------------         --------   --------------       ---------         -----------
Office/Commercial Buildings --
 Walnut Creek, CA.  (Twelve                                                                             1975 to
 Buildings)   (Notes 4 and 6)    $19,357              $20,714      $5,239              $17,374          1986/1988
Office Building--San Jose, CA     16,056               19,495       5,525              $11,742          1972/1985
Office/Industrial Building--
 Tucson, AZ.  (Notes 4 and 6)      1,016                1,163         342              $ 1,240          1987/1988
Office Building--Fort Lauderdale,
 FL.  (Note 4 and 6)                 304                  348          65              $   359          1986/1988
Office/Industrial Building--
 Needham, MA.  (Note 5)            4,370                4,864       2,635              $ 2,329          1961/1984
Corporate Leasehold Improvements--    48                   48          29
                                   ------               ------      ------

TOTAL                             $41,151              $46,632     $13,835
                                  -------              -------     -------
                                  -------              -------     -------

                  See accompanying notes on the following page

                        PACIFIC GATEWAY PROPERTIES, INC.

                                DECEMBER 31, 1996
                                 (IN THOUSANDS)


NOTE 1 The original cost basis of the above properties for financial statement and tax purposes is substantially the same.

NOTE 2 The changes in the total cost of land, buildings, and improvements for the three years ended December 31, are as follows:

                                                  1996       1995      1994
                                              --------   -------   --------
     Balance at beginning of period           $ 76,684   $76,500   $101,485
     Additions                                   1,527     2,177      4,687
     Write-off of fully amortized items           (526)   (1,679)      (884)
     Cost of disposed properties               (31,053)     (314)   (28,788)
                                              --------   -------   --------
     Balance at end of period                 $ 46,632   $76,684   $ 76,500
                                              --------   -------   --------
                                              --------   -------   --------

NOTE 3 The changes in accumulated depreciation and amortization and the provision for write-down to net realizable value for the three years ended December 31, are as follows:

                                                       1996        1995        1994
                                                     -------     -------     -------
Balance at beginning of period                       $20,882     $19,807     $27,065
Provision for write-down to net realizable value          --          --       1,000
Depreciation expense                                   2,239       2,795       2,136
Write-off of fully amortized items                      (526)     (1,679)       (884)
Relief of accumulated balances and provision for
     write-down to net realizable value related
     to disposed properties                           (8,760)        (41)     (9,510)
                                                     -------     -------     -------
Balance at end of period                             $13,835     $20,882     $19,807
                                                     -------     -------     -------
                                                     -------     -------     -------

NOTE 4    Refer to Note 3 in the Registrant's Consolidated Financial Statements.

NOTE 5 This property is pledged in support of a $3.65 million letter-of-credit which is posted in favor of the lender on Rincon Center.

NOTE 6 These properties were obtained by Golden Gate Building Company pursuant to tax-deferred exchanges of interests in the Alcoa Building and distributed to the Registrant.

NOTE 7 The total provision for write-down to net realizable value pertains to 410 First Avenue property in Needham, Massachusetts.

NOTE 8    The sale of a property may result in substantial tax liability.

                                                                     EXHIBIT 21

                        PACIFIC GATEWAY PROPERTIES, INC.

                         SUBSIDIARIES OF THE REGISTRANT

                                                            PERCENTAGE
                                            PLACE OF        INTEREST OF VOTING
NAME                                        ORGANIZATION    SECURITIES OWNED
----                                        ------------    ------------------
Pacific Gateway Properties, Inc.             New York             100%

Pacific Gateway Properties                   California           100%
Management Corporation

Pacific Gateway Properties                   California           100%
Hotels, Inc.

Perini Investment Properties                 California           100%
Executive Suites, Inc.

Maritime Plaza Associates                    California           100%

PGP - South Bay Office Tower, Inc.           California           100%

PGP - North Tucson Business Center, Inc.     California           100%

PGP - Weston, Inc.                           California           100%

Rincon Center Associates                     California          22.8%
                                             Limited
                                             Partnership

                            RINCON CENTER ASSOCIATES
                        A CALIFORNIA LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995
                         TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of Rincon Center Associates, a California Limited Partnership:

We have audited the accompanying balance sheets of Rincon Center Associates (a California Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficit and cash flows for each of the three years ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rincon Center Associates, a California Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years ended December 31, 1996, in conformity with generally accepted accounting principles.





ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 26, 1997

                            RINCON CENTER ASSOCIATES
                        A CALIFORNIA LIMITED PARTNERSHIP


                   BALANCE SHEETS--DECEMBER 31, 1996 AND 1995


                                     ASSETS
                                                           1996          1995

CASH                                                 $    152,000  $    139,000

ACCOUNTS RECEIVABLE, NET RESERVES OF $28,000 AND $0
AT DECEMBER 31, 1996 AND 1995, RESPECTIVELY               674,000       721,000

DEFERRED RENT RECEIVABLE                                2,631,000     4,994,000

NOTES RECEIVABLE, NET OF RESERVES OF $0 AND $155,000
AT DECEMBER 31, 1996 AND 1995, RESPECTIVELY            14,635,000    14,966,000

REAL ESTATE USED IN OPERATIONS, NET                   108,783,000   111,541,000

LEASEHOLD IMPROVEMENTS, NET                             1,712,000     1,961,000

OTHER ASSETS, NET                                       2,950,000     1,803,000
                                                     ------------  ------------

     Total assets                                    $131,537,000  $136,125,000
                                                     ------------  ------------
                                                     ------------  ------------

                            LIABILITIES AND PARTNERS' DEFICIT

CONSTRUCTION NOTES PAYABLE                           $ 56,012,000  $ 58,720,000

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                4,818,000     4,267,000

ACCRUED GROUND RENT LIABILITY, NET                      6,171,000     6,380,000

ACCRUED LEASE LIABILITY, NET                              708,000       538,000

DEFERRED INCOME                                         1,006,000     1,068,000

ACCRUED INTEREST DUE GENERAL PARTNERS                  59,984,000    50,817,000

DUE TO PERINI LAND AND DEVELOPMENT COMPANY             78,547,000    74,584,000

DUE TO PACIFIC GATEWAY PROPERTIES, INC.                19,625,000    18,634,000
                                                     ------------  ------------

     Total liabilities                                226,871,000   215,008,000

COMMITMENTS AND CONTINGENCIES (Notes 3, 5 and 6)
PARTNERS' DEFICIT                                     (95,334,000)  (78,883,000)
                                                     ------------  ------------

     Total liabilities and partners' deficit         $131,537,000  $136,125,000
                                                     ------------  ------------
                                                     ------------  ------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            RINCON CENTER ASSOCIATES
                        A CALIFORNIA LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS
          FOR THE THREE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                             1996           1995           1994
REVENUE:
     Rental income                       $ 17,891,000   $ 17,307,000   $ 17,352,000
     Parking and other income               1,304,000      1,305,000      1,267,000
                                         ------------   ------------   ------------
         Total revenue                     19,195,000     18,612,000     18,619,000
                                         ------------   ------------   ------------

EXPENSES:
     Operating                              4,668,000      5,286,000      4,952,000
     Administrative and other               1,447,000      1,375,000      1,389,000
     Property taxes and insurance           2,115,000      1,887,000      1,655,000
     Leases                                 6,128,000      6,336,000      4,910,000
     Ground rent                            4,656,000      4,689,000      4,337,000
     Interest and letter-of-credit fees    14,217,000     14,402,000     11,354,000
     Depreciation and amortization          3,925,000      4,115,000      4,019,000
                                         ------------   ------------   ------------

          Total expenses                   37,156,000     38,090,000     32,616,000
                                         ------------   ------------   ------------
          Net loss from operations        (17,961,000)   (19,478,000)   (13,997,000)
PROPERTY TAX REDUCTION                              -              -      1,891,000
INTEREST INCOME                             1,510,000      1,554,000      1,665,000
                                         ------------   ------------   ------------
          Net loss                       $(16,451,000)  $(17,924,000)  $(10,441,000)
                                         ------------   ------------   ------------
                                         ------------   ------------   ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            RINCON CENTER ASSOCIATES
                        A CALIFORNIA LIMITED PARTNERSHIP

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
           FOR THE THREE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                     GENERAL        LIMITED
                                    PARTNERS        PARTNERS         TOTAL

BALANCE, DECEMBER 31, 1993        $(25,175,000)   $(25,343,000)   $(50,518,000)
    Net loss                        (5,231,000)     (5,210,000)    (10,441,000)
                                  ------------    ------------    ------------

BALANCE, DECEMBER 31, 1994         (30,406,000)    (30,553,000)    (60,959,000)
    Net loss                        (8,980,000)     (8,944,000)    (17,924,000)
                                  ------------    ------------    ------------

BALANCE, DECEMBER 31, 1995         (39,386,000)    (39,497,000)    (78,883,000)
    Net loss                        (8,242,000)     (8,209,000)    (16,451,000)
                                  ------------    ------------    ------------

BALANCE, DECEMBER 31, 1996        $(47,628,000)   $(47,706,000)   $(95,334,000)
                                  ------------    ------------    ------------
                                  ------------    ------------    ------------
PARTNERS' PERCENTAGE INTEREST         50.1%           49.9%          100.0%
                                      ----            ----           -----
                                      ----            ----           -----

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            RINCON CENTER ASSOCIATES
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
           FOR THE THREE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                         1996           1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $(16,451,000)  $(17,924,000)  $(10,441,000)
   Adjustments to reconcile net loss to net cash used in
      operating activities-
      Depreciation and amortization                                     3,925,000      4,115,000      4,019,000
      Amortization of deferred income                                     (62,000)       (72,000)      (400,000)
      Decrease (increase) in accounts receivable                           47,000         10,000       (531,000)
      Decrease in deferred rent receivable                              2,363,000      1,976,000        913,000
      (Increase) decrease in other assets                              (1,596,000)       (95,000)       357,000
      Increase (decrease) in accounts payable and accrued liabilities     551,000        927,000       (629,000)
      Decrease in accrued ground rent liability                          (209,000)      (178,000)      (196,000)
      (Decrease) increase in accrued  lease liability                     170,000     (1,263,000)    (1,301,000)
      Increase in accrued interest due general partners                 9,167,000      9,710,000      7,206,000
                                                                     ------------   ------------   ------------
               Net cash used in operating activities                   (2,095,000)    (2,794,000)    (1,003,000)
                                                                     ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Expenditure on real estate used in operations                      (408,000)      (348,000)      (362,000)
      Additions to leasehold improvements                                 (61,000)      (180,000)       (81,000)
      Payments on notes receivable                                        331,000        395,000        312,000
                                                                     ------------   ------------   ------------
               Net cash used in investing activities                     (138,000)      (133,000)      (131,000)
                                                                     ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on construction notes payable                           (2,708,000)    (2,175,000)    (1,475,000)
      Advances from general partners                                    4,954,000      5,175,000      2,555,000
                                                                     ------------   ------------   ------------
               Net cash provided by financing activities                2,246,000      3,000,000      1,080,000
                                                                     ------------   ------------   ------------

INCREASE (DECREASE) IN CASH                                                13,000         73,000        (54,000)

CASH, BEGINNING OF YEAR                                                   139,000         66,000        120,000
                                                                     ------------   ------------   ------------
CASH, END OF YEAR                                                    $    152,000   $    139,000   $     66,000
                                                                     ------------   ------------   ------------
                                                                     ------------   ------------   ------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          RINCON CENTER ASSOCIATES
                      A CALIFORNIA LIMITED PARTNERSHIP

                       NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 1996


(1)  PARTNERSHIP ORGANIZATION

     Rincon Center Associates, a California Limited Partnership (the Partnership), was formed on September 18, 1984 to lease and develop land and buildings located in the Rincon Point-South Beach Redevelopment Project Area in the City and County of San Francisco, California. The Rincon Center Project (the Project) comprises commercial and retail space, 320 rental housing units and associated off-street parking. The Project was developed in two distinct segments: Rincon One and Rincon Two.

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

     EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARD

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which is effective for fiscal years beginning after December 15, 1995. This standard requires that long-lived assets be reviewed for recoverability. Impairment losses are recognized when future cash flows or other benefits are less than the carrying amount of the asset. The Partnership has adopted the new standard for its year ending December 31, 1996, and it does not have a significant effect on financial position or results of operations.

     DEPRECIATION AND AMORTIZATION

     The Partnership uses the straight-line method of depreciation. The significant asset groups and their estimated useful lives are:

               Structural components of buildings      60 years
               Nonstructural components of buildings   25 years
               All other depreciable asset             3-30 years

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

     STATEMENTS OF CASH FLOWS

     Cash paid for interest was $2,372,000, $2,541,000 and $2,191,000 in
     1996, 1995 and 1994, respectively.

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

     Three amendments to the master lease agreement were made in 1993 in connection with the extension of Chrysler's existing financing on the property (Note 3). The rent schedule was revised, which resulted in adjustments to the accrued lease liability in order to normalize the rent expense over the remaining lease term.

     OTHER ASSETS

     Other assets include prepaid expenses, deferred lease commissions and fixed assets. Deferred lease commissions are amortized over the life of the lease. Fixed assets are depreciated over the life of the asset, which is generally five years.

(3)  OPERATING LEASE, RINCON ONE

     On June 24, 1988, the Partnership sold Rincon One to Chrysler and subsequently leased the property back under a master lease with a basic term of 25 years, with four five-year renewal options at the Partnership's discretion. The transaction was accounted for as a sale and operating leaseback, and the gain on the sale of $1,540,000 was deferred and is currently being amortized over a 25-year period, which is recorded as a reduction to expenses--leases in the accompanying statements of operations.

     In connection with the sale and operating leaseback of Rincon One, Chrysler assumed and agreed to satisfy the Partnership's financing obligations. The Partnership, in accordance with the master lease and several amendments in 1993, agreed to obtain a financial commitment on behalf of Chrysler to replace at least $43,000,000 of Chrysler's long-term financing by July 1, 1993. To satisfy this commitment, the Partnership successfully extended existing financing with Citicorp Real Estate Inc. to July 1, 1998. To complete the extension, the Partnership had to advance funds sufficient to reduce the Chrysler financing from $46,500,000 to $40,500,000. At December 31, 1996, the Chrysler
     financing obligation outstanding was approximately $36,200,000. The Partnership received a 10% secured note in the principal amount of $6,000,000 from Chrysler upon the Partnership's advance of funds to reduce the financing. In addition, as part of the obligations of the extension, the Partnership will have to further amortize the financing from its current level to $33,000,000 by July 1, 1998. If, by January 1, 1998, the Partnership has not received a further extension or new commitment for financing on the property for at least $33,000,000, Chrysler will have the right under the lease to require the Partnership to purchase the property for a stipulated amount, approximately $18,800,000 in excess of the then outstanding financing obligation, net of the note receivable from Chrysler (see Note 4). The Partnership intends to obtain financing meeting the conditions of the lease prior to January 1, 1998.

     Payments under the master lease agreement may be adjusted to reflect adjustments in the rate of interest payable by Chrysler on the Rincon One debt. Future minimum lease payments based on scheduled payments under the master lease agreement are as follows:

                     1997            $ 5,952,000
                     1998              5,634,000
                     1999              5,875,000
                     2000              5,875,000
                     2001              5,875,000
                     Thereafter       67,497,000

(4)  NOTES RECEIVABLE

     At December 31, 1996 and 1995, the Partnership had the following notes receivable:

                                                       1996          1995

     Two notes due from Chrysler secured by
     second deed of trust on Rincon One,
     bearing interest at 10%, with monthly
     principal and interest payments of
     $150,285 in 1996 and 1995; unpaid balance
     due July 2013                                  $14,576,000    $14,904,000

     Notes from tenants secured by tenant
     improvements, bearing interest at 8% to
     11%, with maturities from 1997 to 2001,
     due in monthly installments                         59,000         62,000
                                                         ------         ------

                                                    $14,635,000    $14,966,000
                                                    -----------    -----------
                                                    -----------    -----------


(5)  GROUND LEASE

     The Partnership entered into a 65-year ground lease with the United States Postal Service for the Project property on April 19, 1985. On June 24, 1988, this lease was bifurcated into two leases (Rincon One and Rincon Two). Under the terms of the leases, the Partnership must make monthly lease payments (Basic Rent) of $140,415 and $239,085 for Rincon One and Rincon Two, respectively. In April 1994, and every six years thereafter, the monthly base payments can be increased based on the increase in the Consumer Price Index, subject to a minimum of 5% per year and a maximum of 8% per year. In addition, the Basic Rent can be increased based on reappraisal of the underlying property on the occurrence of certain events if those events occur prior to the regular reappraisal dates of April 19, 2019, and each twelfth year thereafter for the remainder of the lease term.

     The lease agreement calls for the payment of certain percentage rents based on revenues received from the subleasing of the Rincon One building. Percentage rents paid in 1996, 1995 and 1994 were $283,000, $262,000 and $275,000, respectively.

     This lease has been accounted for as an operating lease, with the following minimum future lease payments:

                           1997         $  4,645,000
                           1998            4,554,000
                           1999            4,554,000
                           2000            5,507,000
                           2001            5,920,000
                           Thereafter    882,392,000

    Under the provisions of the original lease, no lease payments were to be made from the inception of the lease (April 19, 1985) until April 18, 1987, and one-half of the regular monthly payment was due for the period from April 19, 1987 to April 18, 1988. However, as allowed by the lease agreement, the Partnership deferred the payment of Basic Rent until the initial occupancy date, February 8, 1988. At December 31, 1996 and 1995, the deferred Basic Rent and interest for the period April 19, 1987 to April 18, 1988, amounted to $169,000 and $290,000, respectively, and are being paid in 120 monthly installments together with interest at a rate based on the average discount rate of 90-day U.S. Treasury bills, which was approximately 5.00% and 5.62% for the years ended December 31, 1996 and 1995, respectively. The rate will be adjusted every 90 days as long as a balance is due on the deferred rent. The remaining deferred ground rent related to the free rent period amounted to $6,171,000 and $6,380,000 at December 31, 1996 and 1995, respectively, and is being amortized over the lease term.

(6) CONSTRUCTION NOTES PAYABLE

    RESIDENTIAL

    The residential portion of the Project is being financed with a $36,000,000 loan from the Redevelopment Agency of the City and County of San Francisco (the Agency), of which $32,200,000 and $32,900,000 was outstanding at December 31, 1996 and 1995, respectively. The Agency raised these funds through the issuance of Variable Rate Demand Multifamily Housing Revenue Bonds (Rincon Center Project) 1985 Issue B (the Bonds).

    The interest rate on the Bonds is variable at the rate required to produce a market value for the Bonds equal to their par value. At December 31, 1996, 1995 and 1994, the effective interest rate on the bonds was 3.0%, 5.15% and 5.40%, respectively. Interest payments are to be made on the first business day of each March, June, September and December.

    The Partnership has the option to convert the Bonds to a fixed interest rate at any of the above interest payment dates. The fixed rate will be the rate required to produce a market value for the Bonds equal to their par value. After conversion to a fixed rate, interest payments must be made on each June 1 and December 1.

    The Partnership must repay the residential loan as the Bonds become due. The Bonds shall be redeemed in at least the minimum amounts set forth below:

                 1997           $   700,000
                 1998               900,000
                 1999             1,000,000
                 2000             1,000,000
                 2001             1,100,000

                 Thereafter      27,500,000

    The Bonds are due December 1, 2006. The Bonds are secured by an irrevocable letter of credit issued by Citibank in the name of the Partnership in the amount of approximately $33,200,000. In the event that drawings are made on the letter of credit, the Partnership has agreed to reimburse Citibank for such drawings pursuant to the terms of a Reimbursement Agreement. The Partnership obligations under the Reimbursement Agreement are secured by a deed of trust on the Project and the equity letters of credit and guarantees described below.

    Commercial

    The development and construction of the commercial portion of the Project was financed pursuant to a Construction Loan Agreement between the Partnership and Citibank, of which $23,812,000 and $25,820,000 was outstanding at December 31, 1996 and 1995,
    respectively.   The loan and the irrevocable letters of credit
    supporting the residential bond are secured by a deed of trust on the Project and the equity letters of credit currently in the aggregate amount of $7,300,000, issued to Citibank by Bank of America,

    N.T. & S.A. on behalf of the general partners. PL&D has also provided a $3,900,000 corporate guarantee to support the Project financing. PGP and Perini Corporation, the parent company of PL&D, have agreed to reimburse Bank of America for any drawings under these letters of credit. An annual fee equal to prime plus 1% of the aggregate amount is due to PGP and PL&D for the use of these letters of credit. The loan is also secured by the guarantees described in
    Note 7.  The total fee in 1996, 1995 and 1994 was $742,000, $718,000 and $184,000, respectively. The fee in 1994 reflects a $421,000 reduction in letter-of-credit fees charged to the general partners in prior years due to a reduction in the equity letters of credit at the Partnership.

    In 1993, the Partnership extended the loan to October 1, 1998, which required a $600,000 up-front paydown and an additional fee of $105,000. The loan requires the Partnership to amortize $13,000,000 over the five years to October 1, 1998. Amounts are payable as follows: $3,150,000 in 1997 and $3,250,000 in 1998. The Partnership
    obtained a swap agreement with interest rates stepping up from 5.61% to 7.96% over the loan term. The effect of the swap agreement in 1996 was to reduce interest expense by approximately $58,000. At December 31, 1996, the rate on the loan was 7.54%.


(7) TRANSACTION WITH GENERAL PARTNERS

    PL&D has guaranteed the payment of both interest on the financing of the Project and operating deficits, if any. It has also guaranteed the master lease under the sale and operating lease-back transaction (Note 3).

    In accordance with the Construction Loan Agreement (Note 6), the general partners have advanced monies to the Partnership to fund project costs. At December 31, 1996 and 1995, the general partners had advanced $98,172,000 and $93,218,000, respectively. The advances accrue interest at a rate of prime plus 2%. For the years ended December 31, 1996, 1995 and 1994, interest expense on partner advances was $9,897,000, $9,939,000 and $7,940,000, respectively.

    Through June 1995, PL&D retained Pacific Gateway Properties Management Corporation (PGPMC), a wholly owned subsidiary of PGP, to provide management and leasing services for the Project. As compensation for managing the facilities, the Partnership paid PGPMC a base management fee of $319,200 per year or, if greater, the sum of 3% of the first $13,000,000 of the annual gross receipts plus 2% of receipts in excess of the $13,000,000. For 1995, fees paid to PGPMC amounted to approximately $453,000, including a termination fee of approximately $153,000. The fees incurred for the years ended December 31, 1994 were $514,000 and were included in administrative and other expenses in the accompanying statements of operations.
    PL&D has retained Eagle Western Management (EWM) to provide management and leasing services to the project to replace PGPMC.
    Fees incurred for 1996 and 1995 amounted to approximately $377,000 and $164,000, respectively. Additionally, the Partnership reimburses PGPMC and EWM for certain payroll costs.

    Through December 31, 1996, PL&D retained PGP to continue to provide leasing and construction management services for the project. During 1996, approximately $22,000 was paid to PGP for leasing and construction management.

(8) REAL PROPERTY TAX REDUCTION

    The Partnership received reductions in real property tax assessments for the tax years from 1990 to 1993, which amounted to approximately $1,891,000, and were recorded as other income in the 1994 financial statements. Professional service expenses related to the property tax assessments approximated $330,000 and were recorded in the accompanying statement of operations during 1994.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                 ON SCHEDULE


To the Partners of Rincon Center Associates, a California Limited Partnership:

We have audited in accordance with generally accepted auditing standards, the financial statements of Rincon Center Associates (a California Limited Partnership) as of December 31, 1996 and we have issued our report thereon dated February 26, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III - Real Estate and Accumulated Depreciation is the responsibility of the Partnership's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 26, 1997

                         RINCON CENTER ASSOCIATES

         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                         AS OF DECEMBER 31, 1996


-------------   ------------   --------------------------     ------------------------
  Column A        Column B             Column C                       Column D
-------------   ------------   --------------------------     ------------------------
                                                                  Cost Capitalized
                                     Initial Cost To                Subsequent to
                                         Company                     Acquisition
                               --------------------------     ------------------------
                                            Buildings and                    Carrying
 Description    Encumbrances      Land      Improvements      Improvements     Costs
--------------  ------------   ---------   --------------     ------------  -----------

Building         $56,012,000        $0       $115,035,000      $5,926,000    $9,040,000
located in the
Rincon
Point-South
Beach
Redevelopment
Project Area in
the City and
County of San
Francisco, CA

                 -------------------------------------    ------------    ------------   ---------    ---------------
                                Column E                    Column F        Column G     Column H         Column I
                 -------------------------------------    ------------    ------------   ---------    ---------------
                          Gross Amount at Which                                                        Life on Which
                        Carried at Close of Period                                                     Depreciation in
                 --------------------------------------                                                Latest Income
                           Buildings and                  Accumulated       Date of        Date        Statement is
 Description       Land    Improvements       Total       Depreciation    Construction   Acquired        Computed
--------------  ---------  --------------  -------------  ------------    ------------   ---------    ---------------

Building              -    $130,001,000     $130,001,000   $21,217,000    April 1985 -       N/A       25-60 years on
located in the                                                            March 1990                   building and
Rincon                                                                                                 3-25 years on
Point-South                                                                                            improvements
Beach
Redevelopment
Project Area in
the City and
County of San
Francisco, CA



NOTE 1:        RECONCILIATION OF AMOUNTS SHOWN IN COLUMN E:


                                                  1996            1995            1994
                                              ------------    ------------     ------------

               Balance at beginning of year:  $129,617,000    $129,265,000     $129,446,000

                Additions during year:
                  Cost of improvements             384,000         348,000           362,000
                  Other                                  -           4,000                 0
                Deductions during year:
                  Other:                                 -               -          (543,000)
                                              ------------    ------------      ------------
               Balance at end of year:        $130,001,000    $129,617,000      $129,265,000
                                              ------------    ------------      ------------
                                              ------------    ------------      ------------



NOTE 2:        RECONCILIATION OF AMOUNTS SHOWN IN COLUMN F:

                                                  1996            1995              1994
                                              ------------    ------------     ------------

               Balance at beginning of year:   $18,076,000     $14,713,000      $11,425,000

                Additions during year:
                  Provision for year             3,141,000       3,363,000        3,431,000
                  Other                                  -               -         (143,000)
                                              ------------    ------------      ------------
               Balance at end of year:         $21,217,000     $18,076,000      $14,713,000
                                              ------------    ------------      ------------
                                              ------------    ------------      ------------


NOTE 3:  DISCLOSURE REQUIREMENT FOR COLUMN E:

         Aggregate cost for Federal income tax purposes of $97,116,000.