Form 10-Q
period 1997-03-31
PACIFIC GATEWAY PROPERTIES INC
filed 1997-05-13
CIK 743443

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended March 31, 1997

                                          OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                            Commission File Number 1-8692

                           PACIFIC GATEWAY PROPERTIES, INC.
                (Exact name of Registrant as specified in its charter)

               NEW YORK                               04-2816560
    -------------------------------              -------------------
    (State or other jurisdiction of                 (IRS Employer
    incorporation or organization)               Identification No.)

            930 MONTGOMERY STREET, SUITE 400, SAN FRANCISCO,    CALIFORNIA 94133
--------------------------------------------------------------------------------
         (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (415) 398-4800

              101 SPEAR STREET, SUITE 215, SAN FRANCISCO, CALIFORNIA 94105
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes       No   X
                                      ------   ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997:

$1.00 PAR VALUE COMMON STOCK                        3,892,596
----------------------------             ------------------------------
    (Title of Class)                     (Number of Shares Outstanding)

                           PACIFIC GATEWAY PROPERTIES, INC.

                                        INDEX


                                                                PAGE NUMBER
Part I - Financial Information:                                 -----------

    Item 1. Consolidated Financial Statements

    Condensed Consolidated Balance Sheet as of
            March 31, 1997 and December 31, 1996                     3


    Condensed Consolidated Statement of Income for the
            Three Months Ended March 31, 1997 and 1996               4


    Condensed Consolidated Statement of Cash Flows for the
            Three Months Ended March 31, 1997
            and 1996                                                 5

    Notes to Condensed Consolidated Financial Statements             6-10

    Item 2.   Management's Discussion and
                        Analysis of Financial Condition
                        and Results of Operations                    11-15


Part II - Other Information

    Item 1.   Legal Proceedings                                      None

    Item 2.   Changes in Security                                    None

    Item 3.   Defaults Upon Senior Securities                        None

    Item 4.   Submission of Matters to a Vote
                     of Security Holders                             None

    Item 5.   Other Information                                      None

    Item 6.   Exhibits and Reports on Form 8-K                       16



Signatures                                                           17

                           PACIFIC GATEWAY PROPERTIES, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                        AS OF         AS OF
                                                    MARCH 31,  DECEMBER 31,
                                                         1997          1996
ASSETS                                                   ----          ----
Cash and cash equivalents                            $  3,062      $  2,899
Cash reserved for capital improvements,
 acquisitions and debt service                          1,782         9,975
Accounts receivable, prepaid taxes and other
 current assets                                           604         1,179
Investment properties                                  67,891        46,632
  Less-accumulated depreciation and provision
  for write-down to net realizable value              (14,474)      (13,835)
                                                    ---------     ---------
     Investment properties, net                        53,417        32,797
                                                    ---------     ---------
Deferred tax asset                                      4,783         4,183
Capitalized loan costs, net                             1,026           717
Capitalized lease commissions and rent concessions,
  net                                                     828           643
                                                    ---------     ---------
    Total assets                                     $ 65,502      $ 52,393
                                                    ---------     ---------
                                                    ---------     ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, prepaid rent, tenant security
 deposits and other current liabilities              $  1,870      $  1,491
Debt related to investment properties                  45,846        33,722
Deferred tax liability                                 15,612        15,012
                                                    ---------     ---------
    Total liabilities                                  63,328        50,225
                                                    ---------     ---------
                                                    ---------     ---------

STOCKHOLDERS' EQUITY
Common stock $1.00 par value--
  Authorized--10,000,000 shares
  Issued--4,011,150 shares                              4,011         4,011
Paid-in-deficit                                       (10,222)      (10,222)
Retained earnings                                       8,532         8,526
Treasury stock, at cost--118,554 common shares at
  March 31, 1997 and December 31, 1996                 (2,037)       (2,037)
Warrants for common stock                               1,890         1,890
                                                    ---------     ---------
Total stockholders' equity                              2,174         2,168
                                                    ---------     ---------
    Total liabilities and stockholders' equity       $ 65,502      $ 52,393
                                                    ---------     ---------
                                                    ---------     ---------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           PACIFIC GATEWAY PROPERTIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        FOR THE THREE MONTHS
                                                          ENDED MARCH 31,
                                                          ---------------
                                                          1997        1996
                                                          ----        ----
INVESTMENT PROPERTIES:
  Rental revenues                                      $ 3,309     $ 3,174
  Operating expenses                                    (1,273)     (1,266)
  Interest expense                                        (851)       (903)
  Depreciation and amortization                           (714)       (604)
                                                       -------     -------
    Investment properties income                           471         401
General and administrative expenses                       (419)       (396)
Other income, net                                           48           4
                                                       -------     -------
Income before hotel operations and income taxes            100           9
Income (loss) from hotel operations                        (94)        954
                                                       -------     -------
Income before taxes                                          6         963
Income tax provision                                        --        (374)
                                                       -------     -------
 Net income                                            $     6     $   589
                                                       -------     -------
                                                       -------     -------

Income per share, primary                              $    --     $  0.15
                                                       -------     -------
                                                       -------     -------
Income per share, fully diluted                        $    --     $  0.14
                                                       -------     -------
                                                       -------     -------


The accompanying notes are an integral part of these condensed consolidated financial statements

                           PACIFIC GATEWAY PROPERTIES, INC.
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                    (IN THOUSANDS)

                                                                   FOR THE THREE MONTHS
                                                                      ENDED MARCH 31,
                                                                      ---------------
                                                                   1997           1996
                                                                   ----           ----
Cash flow from operating activities:
     Net income                                                 $     6        $   589
     Non-cash revenues and expenses included in income:
          Depreciation and amortization                             714            604
     Change in assets and liabilities:
          Accounts receivable, prepaid taxes and other current
             assets                                                 575             87
          Accounts payable and other current liabilities            379           (326)
          Deferred taxes                                             --            374
                                                                -------        -------
NET CASH GENERATED BY OPERATING ACTIVITIES                        1,674          1,328
                                                                -------        -------

Cash flow from investing activities:
     Additions to investment properties, capitalized loan
          costs and capitalized lease commissions and rent
          concessions                                              (650)          (218)
     Acquisitions of investment properties                      (10,975)           --
                                                                -------        -------
NET CASH USED IN INVESTING ACTIVITIES                           (11,625)          (218)
                                                                -------        -------

Cash flow from financing activities:
     Borrowings on debt related to investment properties          2,112             --
     Payments on debt related to investment properties             (191)          (674)
     Decrease in cash reserved for capital improvements,
          acquisitions and debt service, net                      8,193            167
                                                                -------        -------
NET CASH GENERATED BY (USED IN) FINANCING ACTIVITIES             10,114           (507)
                                                                -------        -------

Increase in cash and cash equivalents                               163            603
Balance at beginning of period                                    2,899            176
                                                                -------        -------
Balance at end of period                                       $  3,062        $   779
                                                                -------        -------
                                                                -------        -------

Supplementary disclosures:
     Cash paid for interest                                    $    943        $ 1,074
                                                                -------        -------
                                                                -------        -------
     Cash paid for taxes                                       $      1        $     1
                                                                -------        -------
                                                                -------        -------
     Non-cash transaction -- portion of acquisition of
       investment properties funded by assumption of
       mortgage debt                                           $ 10,203        $    --
                                                                -------        -------
                                                                -------        -------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           PACIFIC GATEWAY PROPERTIES, INC.
            NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE QUARTER ENDED MARCH 31, 1997


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Registrant's 1996 Form 10-K and Form 10-Q for the three months ended March 31, 1996. These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    In the opinion of the Registrant, all material adjustments of a normal recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

2. RINCON CENTER ASSOCIATES PARTNERSHIP (RCA)-- SAN FRANCISCO, CALIFORNIA

    The Registrant owns general (non-managing) and limited partnership interests in RCA totaling approximately 22.8% and, subject to the funding agreement entered into with RCA's managing general partner, Perini Land & Development Company (a wholly owned subsidiary of Perini Corporation), discussed below, is responsible for 20% of cash requirements in excess of available financing. The Registrant's minority, general (non-managing) and limited partnership interests in RCA represent significant potential financial exposure. This exposure includes and may not be limited to the potential tax liability associated with the Registrant's negative tax basis, the joint and several guarantees and letter-of-credit provided by the Registrant to the mortgage lender on Rincon Center Phase Two and the master lessor on Rincon Center Phase One, and the potential tax liability that would exist from the cancellation of debt in connection with a possible debt restructuring. Except for the income tax effect related to the tax that would result from any gain recognized from the Registrant's negative tax basis in its partnership interest, the accompanying financial statements do not include any adjustments for these uncertainties.

    RCA sold Rincon Center Phase One to Chrysler MacNally Corporation (Chrysler) in June 1988; subsequently, RCA leased the property back under a master lease which is treated as an operating lease for financial reporting purposes. In July 1993, Chrysler completed a refinancing of Rincon Center Phase One. The maturity date of this debt is July 1, 1998. Payments under the master lease agreement may be adjusted to reflect adjustments in the rate of interest payable by Chrysler on the Rincon Center Phase One debt. The master lease also permits Chrysler to put the property back to RCA at stipulated prices beginning January 1998 if long-term financing meeting certain conditions is not obtained. RCA intends to try to obtain financing meeting the condition of the master lease prior to January 1998.

    In September 1993, RCA completed a refinancing of Rincon Center Phase Two with its existing lender. A portion of the security for the refinanced loan was a $3.65 million letter-of-credit issued by a major national bank on behalf of the Registrant in favor of the refinancing lender. The reimbursement obligation of the Registrant to the issuing bank is full recourse to the Registrant and is secured by the Registrant's 410 First Avenue property located in Needham, Massachusetts. This property has a net book value of approximately $2.5 million at March 31, 1997. The letter-of-credit currently expires on June 23, 1997, and the issuing bank informed the Registrant in April 1997 that it did not intend to renew the letter-of-credit. Since that time, the Registrant has continued to negotiate a renewal of the letter-of-credit with the issuing bank and has commenced efforts to find a replacement letter-of-credit. Most recently, the issuing bank has indicated (without firm commitment) that it may be willing to renew the letter-of-credit if the Registrant posts certain additional collateral for the letter-of-credit, however no assurances can be made that a negotiated renewal will occur. At this time, an appraisal of the Needham, Massachusetts property is underway to determine the amount (if any) of additional collateral that the issuing bank may require for a renewal of the letter-of-credit. The Registrant is also continuing efforts to find a suitable replacement letter-of-credit, although no assurances can be given that such a replacement letter-of-credit will be available or will be available on conditions that the Registrant finds acceptable. If the issuing bank or another financial institution requires collateral in addition to the Needham, Massachusetts property as a condition to issuing a renewal letter-of-credit, the Registrant may decide not to post such additional collateral. In such event, it is likely that the holder of the existing letter-of-credit will draw on the letter-of-credit prior to its expiration and apply the proceeds to the outstanding balance of the RCA debt. Following a draw on the letter-of-credit, the issuing bank would likely demand reimbursement from the Registrant and would commence foreclosure proceedings against the Needham, Massachusetts property. Following any foreclosure of the Needham, Massachusetts property, the issuing bank may also seek to assert a deficiency claim against the Registrant for any alleged difference between the value of the foreclosed property and the $3.65 million draw on the letter-of-credit. The Registrant would vigorously defend any such deficiency claim. Since any assets of the Registrant which are applied to the reimbursement obligation would constitute additional investment in RCA, which the Registrant considers of no value, the net book value of such assets would be written off and charged to the earnings of the Registrant when said assets were applied to the reimbursement obligation. The accompanying consolidated unaudited financial statements do not include any adjustments for this uncertainty.

    In 1993, the Registrant entered into an agreement with RCA's managing general partner whereby such managing general partner agreed to advance funds to RCA on behalf of the Registrant on an unsecured non-recourse basis, subject to interest at prime plus 2% and certain annual fees (principal, unpaid interest and fees are collectively referred to as the RCA Advances). This agreement does not reduce the level of the Registrant's general and limited partnership interest in RCA. The RCA Advances are only required to be repaid from the Registrant's share of future distributions from RCA, if any. During the first three months of 1997 and 1996, RCA incurred net losses of approximately $4,590,000 and $3,706,000, respectively. The RCA Advances amount to approximately $4,539,000 at March 31, 1997 and as noted above, are not recorded on the Registrant's financial statements since (i) the RCA Advances are only required to be repaid from the Registrant's share of future distributions from RCA, if any, (ii) the Registrant has no intention or legal obligation to repay the RCA Advances other than from its share of distributions from RCA, if any, and (iii) the Registrant does not anticipate any material cash distributions by RCA in the foreseeable future.

    During 1997, the Registrant has asserted certain claims against RCA for payment to the Registrant by RCA for leasing services provided to RCA by the Registrant during 1996. The Registrant has not accrued for such claims pending resolution of this matter with RCA's managing general partner.

    Summary unaudited financial statement data for RCA is as follows (in thousands):


AS OF                                       MARCH 31,   DECEMBER 31,
                                                 1997           1996
                                                 ----           ----
Investment Properties, net                  $ 101,087      $ 110,495
Other assets                                   27,813         21,042
                                            ---------      ---------
                                            $ 128,900      $ 131,537
                                            ---------      ---------
                                            ---------      ---------

Debt                                        $  55,437      $  56,012
Amounts due to partners                       162,422        158,156
Other liabilities                              11,059         12,703
Partners' deficit                            (100,018)       (95,334)
                                            ---------      ---------
                                            $ 128,900      $ 131,537
                                            ---------      ---------
                                            ---------      ---------



                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                         ---------------------------
                                            1997                1996
                                            ----                ----
Revenue                                  $ 4,008             $ 5,341
Expenses:
  Operating and lease expenses             4,407               3,391
  Interest expense                         3,480               4,712
  Depreciation expense                       711                 944
                                         -------             -------

Net loss                                ($ 4,590)           ($ 3,706)
                                         -------             -------
                                         -------             -------


    In 1996, the Registrant ceased recording any activity related to its interest in RCA and has written-down its equity investment in and loans to RCA to zero.

3.  PER SHARE DATA

    Per share data is based on the weighted average number of the Registrant's common shares and common share equivalents outstanding. Outstanding warrants and stock options enter into the common shares outstanding using the Treasury Stock Method. The weighted average number of common shares and common share equivalents outstanding for the three months ended March 31, 1997 and 1996, are as follows:


AS OF MARCH 31,                              1997                1996
                                             ----                ----
Primary                                 4,371,953           4,020,729
                                        ---------           ---------
                                        ---------           ---------
Fully diluted                           4,452,714           4,093,404
                                        ---------           ---------
                                        ---------           ---------


    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings Per Share (SFAS No. 128). SFAS No. 128 requires the disclosure of basic earnings per share and modifies existing guidance for computing fully diluted earings per share. Under the new standard, basic earnings per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. The effective date of SFAS No. 128 is December 15, 1997, and early adoption is not permitted. The Registrant intends to adopt SFAS No. 128 during the quarter and year ended December 31, 1997. Had the provisions of SFAS No. 128 been applied to the Registrant's results of operations for the quarters ended March 31, 1997 and 1996, the Registrant's basic earnings per share would have been $0.00 and $0.15 per share, respectively, and its fully diluted earnings per share would have been $0.00 and $0.15 per share, respectively.

4.  ACQUISITION OF INVESTMENT PROPERTIES

    On January 17, 1997, the Registrant purchased two properties to complete a tax deferred exchange in accordance with Section 1031 of the Internal Revenue Code, in connection with the December 1996 sale of the Radisson Suites Hotel. The first acquisition was West Valley Executive Park, a multi-tenant, six building, 165,000 square foot campus style office park in San Jose, California, that was acquired for $17,500,000. In connection with the acquisition, the Registrant assumed approximately $10,200,000 in mortgage debt from Sun Life

Assurance Company of Canada (U.S.). The loan is amortized over twenty years at a fixed annual interest rate of 9.125% and matures on June 30, 2005. The debt continues to be assumable and is subject to a prepayment penalty if paid off prior to maturity. The second acquisition was a multi-tenant, 23,000 square foot, six-story steel frame office building located at 930 Montgomery Street, San Francisco, California, for $3,250,000. In connection with the 930 Montgomery Street acquisition, the Registrant obtained $2,112,500 in mortgage debt from Redwood Bank. The loan is amortized over twenty-five years at a floating interest rate of 3% over the one year treasury bond rate, adjustable every six months, and matures on February 1, 2002. The Redwood Bank debt can be prepaid at any time without a penalty.

    The following unaudited pro-forma information reflects adjustments to the Registrant's historical results from these acquisitions and certain other transactions as if they had occurred on January 1, 1996 (in thousands, except share amounts):


                                                       THREE MONTHS ENDED
                                                             MARCH 31,
                                                             ---------
                                                       1997           1996
                                                       ----           ----
Revenues                                             $3,454         $3,992
                                                     ------         ------
                                                     ------         ------

Net income                                           $   55         $ (269)
                                                     ------         ------
                                                     ------         ------

Net income per common share --
    Primary                                          $ 0.01         ($0.07)
                                                     ------         ------
                                                     ------         ------
    Fully diluted                                    $ 0.01         ($0.07)
                                                     ------         ------
                                                     ------         ------

Weighted average common shares outstanding --
    Primary                                       4,371,953      4,020,729
                                                  ---------      ---------
                                                  ---------      ---------
    Fully diluted                                 4,452,714      4,093,404
                                                  ---------      ---------
                                                  ---------      ---------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The Registrant is a New York corporation formed in 1984 for the purpose of investing and managing income producing real estate. The Registrant's overall business plan has been to assemble a substantial portfolio of income producing properties. The Registrant historically focused its property acquisitions in four markets: Northern California, Arizona, Florida and Massachusetts. The Registrant's long-term objectives continue to be maximizing net cash flow from operations and achieving growth through appreciation of asset values. The current strategic plan of the Registrant is to focus on real estate investments on the West Coast with a specific emphasis on the San Francisco Bay Area. The current investment emphasis is on commercial properties which require aggressive management and leasing in order to maximize their potential. This strategy is influenced by the following factors: (1) the Registrant's current property portfolio is concentrated on the West Coast; and (2) the Registrant believes that geographic concentration will enhance operational efficiencies.

    The following discussion should be read in conjunction with the Registrant's Form 10-K for 1996, quarterly report on Form 10-Q for the three months ended March 31, 1996, and in conjunction with the Condensed Consolidated Balance Sheet, Statements of Operations and Cash Flows and the notes thereto. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases used in this section either (i) describe accounting terms that are used as line items in such financial statements, or (ii) have the meanings ascribed to them in such financial statements and the notes thereto.

FINANCIAL CONDITION

    CAPITAL IMPROVEMENTS, TENANT IMPROVEMENTS AND OTHER DEFERRED COSTS -- During the first three months of 1997, there were additions to investment properties amounting to approximately $650,000 for tenant improvements, capital improvements and other deferred costs which includes leasing commissions. The Registrant anticipates further additions to investment properties of approximately $1,500,000 during the remainder of 1997.

    FINANCING -- Approximately $191,000 of debt was repaid in the first three months of 1997 as scheduled debt amortization, as more fully discussed in the Registrant's Consolidated Financial Statements. In connection with the acquisitions of investment properties during the three months ended March 31, 1997, the Registrant assumed and borrowed mortgage notes totalling approximately $12,315,000. Accordingly, at March 31, 1997, the Registrant had fixed rate mortgage debt of approximately $43.7 million bearing interest at a weighted average rate of 8.49% and one floating rate mortgage of approximately $2.1 million bearing interest at a rate of 8.63%.

MATERIAL CHANGES FROM RESULTS OF OPERATIONS

    INVESTMENT PROPERTIES - During the first three months of 1997, investment properties' income was $471,000 compared to $401,000 during the first three
months of 1996.   Interest expense decreased from $903,000 during the first
three months of 1996 to $851,000 during the first three months of 1997 primarily as a result of reduced debt balances. Depreciation and amortization expense increased as result of commencing depreciation of expenditures capitalized during 1996 and early 1997 relating to the Registrant's leasing activities and capital improvement projects, and new investment property acquisitions completed in the first quarter of 1997.

    The following table indentifies the impact of certain investment property dispositions, acquisitions and properties owned in the first quarter of 1997 and 1996, respectively (in thousands):


                                                        THREE MONTHS ENDED
                                                               MARCH 31,
                                                               ---------
                                                           1997        1996
                                                           ----        ----
INVESTMENT PROPERTIES OWNED IN 1997 AND 1996:

    Rental revenue                                     $ 2,578     $ 2,474
    Operating expenses                                  (1,034)     (1,008)
    Interest expense                                      (699)       (645)
    Depreciation expense                                  (631)       (604)
                                                       -------     -------
                                                           214         217
                                                       -------     -------

INVESTMENT PROPERTIES ACQUIRED IN JANUARY 1997:

    Rental revenue                                         731          --
    Operating expenses                                    (239)         --
    Interest expense                                      (152)         --
    Depreciation expense                                   (83)         --
                                                       -------     -------

                                                           257          --
                                                       -------     -------

INVESTMENT PROPERTY SOLD IN APRIL 1996:

    Rental revenue                                          --         700
    Operating expenses                                      --        (258)
    Interest expense                                        --        (258)
    Depreciation expense                                    --          --
                                                       -------     -------

                                                            --         184
                                                       -------     -------

TOTAL INVESTMENT PROPERTIES:

    Rental revenue                                       3,309       3,174
    Operating expenses                                  (1,273)     (1,266)
    Interest expense                                      (851)       (903)
    Depreciation expense                                  (714)       (604)
                                                       -------     -------

            Total investment properties income         $   471     $   401
                                                       -------     -------
                                                       -------     -------


    GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses in the first three months of 1997 amounted to $419,000 compared to $396,000 for the first three months of 1996. The increase is primarily attributable to an increase in legal fees and other professional service fees.

    OTHER INCOME, NET - Other income, net, was $48,000 and $4,000 during the first three months of 1997 and 1996, respectively. The increase is primarily due to increased interest income.

    HOTEL PROPERTY - The Registrant sold its hotel property in December 1996 and, accordingly, a comparison of the operations from the first quarter of 1996 to the first quarter of 1997 is not meaningful.

    EQUITY IN PARTNERSHIP LOSS - RINCON CENTER ASSOCIATES (RCA) - In 1996, the Registrant ceased recording any activity related to its interest in RCA and has written-down its equity investment in and loans to RCA to zero. The Registrant projects a negative tax basis for its partnership investment in RCA of approximately $22,000,000, as of December 31, 1996, since the Registrant's share of tax losses exceeds its investment in RCA. The exact amount of the negative tax basis for its partnership investment in RCA as of December 31, 1996 will not be known until the managing general partner completes the RCA 1996 partnership tax returns later this year. The Registrant's negative tax basis in RCA indicates that the Registrant will face a substantial taxable gain if and when its interest in RCA is ever disposed of.

    Additionally, as discussed in Note 2 of the Registrant's Unaudited Condensed Consolidated Financial Statements, the Registrant's earnings will be subjected to a substantial charge if a letter-of-credit provided by the Registrant to secure an RCA obligation is drawn on.

    INCOME TAX PROVISION - A tax provision of $374,000 is recorded in connection with the net income for the three months ended March 31, 1996 in accordance with Statement of Financial Accounting Standards No. 109. No provision for income taxes has been recorded for the first three months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

REGULATION AND SUPERVISION

    Many jurisdictions have adopted laws and regulations relating to the ownership of real estate. Compliance with these requirements from time to time may require capital expenditures by the Registrant (for example, expenditures necessary in order to comply with the American with Disabilities Act or changes in local building or other codes). In addition, the Registrant may from time to time have to expend capital for environmental control facilities. While the ownership of real estate may entail environmental risks and liabilities to the owner, the Registrant's management is sensitive to environmental issues and is not currently aware of and does not expect any material effects on current or future capital expenditures, earnings or competitive position resulting from compliance with present federal, state or local environmental control provisions.

DISCUSSION OF KNOWN TRENDS, EVENTS AND UNCERTAINTIES

    The economic climate for commercial real estate has begun to show signs that rental rates and property values have stabilized and in selected markets have actually improved. Notwithstanding a stabilizing real estate market, tenants may or may not continue to renew leases as they expire or may renew on less favorable terms. Conditions differ in each market in which the Registrant's properties are located. Because of the continuing uncertainty of future economic developments in each market, the impact these developments will have on the Registrant' future cash flow and results of operations is uncertain.

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

    The Registrant has taken several actions to generate and conserve cash as discussed below and continues to review and analyze alternative actions. At the same time, the Registrant is seeking to retain value and identify future opportunities for investment. At March 31, 1997, the Registrant had approximately $3.1 million of unrestricted cash, investment properties with a net book value of approximately $53.4 million, total non-recourse mortgage debt of approximately $45.8 million and stockholders' equity of approximately $2.2 million. At March 31, 1997, the Registrant had approximately $1.8 million of restricted cash. Given the Registrant's desire to increase its liquidity, the Registrant has actively pursued the sale of selected real estate assets in the past, has restructured and refinanced its mortgage debt, and has entered into an agreement with the managing general partner of RCA to limit the Registrant's cash obligations to RCA. The Registrant continues to evaluate various alternatives to improve its liquidity through debt refinancing and the sale of properties which do not fit within its long term strategy. Funds raised in the preceding fashion would be used for tenant improvements and other capital requirements, certain mandatory debt reductions, and possible new investments.

    Scheduled principal maturities on the above described debt during the twelve month period ending March 31, 1998, will amount to approximately $884,000.

    The Registrant is also obligated to fund reserves for building, tenant improvements and leasing commissions in connection with its mortgage loans on Walnut Creek Executive Park, North Tucson Business Center and South Bay Office Tower. Scheduled funding under the various mortgage loan agreements during the twelve month period ending March 31, 1998, will amount to approximately $550,000.

    Additionally, the Registrant is contingently liable under a bank letter-of-credit posted on behalf of RCA in the amount of $3.65 million. The letter-of-credit is undrawn at March 31, 1997 and matures on June 23, 1997. The Registrant's Massachusetts property is pledged as collateral for the letter-of-credit. As discussed in Note 2 of the Registrant's Unaudited Condensed Consolidated Financial Statements, the bank issuing the letter-of-credit has indicated it is not willing to renew said letter-of-credit unless it receives additional collateral, and while the bank and Registrant await the completion of an appraisal of the Massachusetts property the Registrant is evaluating various options that are available.

    The Registrant's minority, non-managing partnership interest in RCA represents significant potential financial exposure. This exposure includes, and may not be limited to, the potential tax liability associated with the Registrant's negative tax basis, the joint and several guarantees and letter-of-credit provided by the Registrant to the mortgage lender on Rincon Center Phase Two and the master lessor on Rincon Center Phase One, and the potential tax liability that would exist from the cancellation of debt in connection with a possible debt restructuring. Additionally, RCA's managing general partner agreed to advance funds to RCA on behalf of the Registrant on an unsecured non-recourse basis, subject to interest at prime plus 2% and certain annual fees (principal, unpaid interest and fees are collectively referred to as the RCA Advances). The RCA Advances amount to approximately $4,539,000 at March 31, 1997, and are not recorded by the Registrant since
(i) the RCA Advances are only required to be repaid from the Registrant's share of future distributions from RCA, if any, (ii) the Registrant has no intention or legal obligation to repay the RCA Advances other than from its share of distributions from RCA, if any, and (iii) the Registrant does not anticipate any material cash distributions by RCA in the foreseeable future.

    Except as described above, at March 31, 1997, the Registrant has no contractual commitments for any material capital expenditures over the next twelve months or beyond that are not expected to be funded from cash restricted for capital improvements, acquisitions and debt service or future cash flow generated by operating activities. Ongoing repair and maintenance expenditures are expected to be funded from cash flow generated by operating activities. Future tenant improvements and leasing commissions will be funded, in part, from the restricted cash described above, cash flow generated by operating activities and funds generated from future debt refinancing or property sales, if any.

    The Registrant continued to experience more stabilized operating results in its wholly owned properties during the first quarter of 1997, and except for RCA, expects this trend to continue. In addition, the completion of certain leasing transactions has continued to reduce the level of vacancy in the Registrant's portfolio; however, the Registrant is continuing to aggressively pursue new leases on currently available space and renew existing leases as they expire.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)   Exhibits:

            No.       Description
            ---       -----------
            27        Financial Data Schedule

       b) The Registrant filed a Form 8-K dated January 30, 1997 and Form 8-K/A dated March 20, 1997, reporting under Items 2 and 7.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PACIFIC GATEWAY PROPERTIES, INC.
                                            --------------------------------
                                            Registrant



Date: MAY 13, 1997                          /s/ RAYMOND V. MARINO
      ------------                          ---------------------
                                            Raymond V. Marino
                                            President and Chief Executive
                                            Officer



Date: MAY 13, 1997                          /s/ MELANIE L. ADKINS
      ------------                          ---------------------
                                            Melanie L. Adkins
                                            Controller
                                            (Principal Accounting Officer)