Form 10-K/A
period 1996-12-31
PACIFIC GATEWAY PROPERTIES INC
filed 1997-06-10
CIK 743443

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                    FORM 10-K/A-1

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT  OF 1934

                     For the fiscal year ended DECEMBER 31, 1996

                                          OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

              For the transition period from _____ to _____

                            Commission File Number 1-8692

                           PACIFIC GATEWAY PROPERTIES, INC.
                (Exact name of Registrant as specified in its charter)

               NEW YORK                                  04-2816560
     (State or other jurisdiction                     (IRS Employer
     of incorporation or organization)                Identification No.)

     930 MONTGOMERY ST. - 4TH FLOOR
     SAN FRANCISCO, CALIFORNIA                         94133
(Address of principal executive offices)             (Zip Code)

         Registrant's telephone number, including area code:  (415) 398-4800

             Securities registered pursuant to Section 12 (b) of the Act:

                                                 Name of each exchange
         Title of each class                     on which registered
         -------------------                     -----------------------
    COMMON STOCK, $1.00 PAR VALUE                AMERICAN STOCK EXCHANGE

          Securities registered pursuant to Section 12 (g) of the Act:  NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

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

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 18, 1997: COMMON STOCK, PAR VALUE $1.00-3,892,596 SHARES.

                                       PART III

                                          OF

                              ANNUAL REPORT ON FORM 10-K

                                          OF

                           PACIFIC GATEWAY PROPERTIES, INC.
                         FOR THE YEAR ENDED DECEMBER 31, 1996


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information as of May 19, 1997 concerning the directors and executive officers of Pacific Gateway Properties, Inc. (the "Company").

Lawrence B. Helzel      Age 49; director of the Company since May 1995; since
                        prior to 1992, member, Pacific Stock Exchange, Inc.
                        (Self employed market maker, options floor); co-founder
                        Buylar Investments, Inc., a real estate investment company.(A)

Marshall A. Jacobs      Age 78; director of the Company since February 1984;
                        since January 1992, Of Counsel to the law firm of Jacobs Persinger & Parker, prior thereto, senior partner in the firm.(B)

Christopher L. Jarratt  Age 35; director of the Company since May 1997; since prior to 1992, President, Jarratt Associates, Inc., a company engaged in commercial mortgage banking and commercial real estate investment activities and since September 1996, Chief Executive Officer of Third Capital, LLC, a company engaged in various real estate investment and advisory activities.

Raymond V. Marino       Age 38; director of the Company since March 1996 and
                        President and Chief Executive Officer since January
                        1996; prior thereto from August 1992, Vice President of the Company; prior thereto since prior to 1992, Vice
                        President of Finance and Controller, Hunting Gate
                        Investments, Inc., a real estate investment and management company.

Richard M. Osborne      Age 51; director and Chairman of the Board of Directors
                        of the Company since May 1997; since prior to 1992
                        President and Chief Executive Officer of OsAir, Inc., a manufacturer of industrial gases for pipeline delivery and a real property developer; director of Brandywine
                        Realty Trust and Great Lakes Bank.


--------------------------------

    (A)  Member of the Audit Committee.
    (B)  Member of the Compensation Committee

                                                                     (CONTINUED)

David E. Post           Age 40; director of the Company since May 1993; since
                        January 1995, Principal of Hanson Investment Management
                        Company; prior thereto since prior to 1992, President, CSI Capital Management; President, Alternative Capital
                        Corporation; President, HS Partners, Inc. (a subsidiary of HS Resources, Inc.)(A)

Martin S. Roher         Age 47; director of the Company since May 1995; since
                        prior to 1992, general partner and managing partner of MSR Capital Partners, a limited partnership engaged in securities investments.(B)

Christopher M. Watson   Age 37; Executive Vice President of the Company since
                        January 1996; prior thereto from September 1992, Vice
                        President of the Company; prior thereto since prior to 1992, Vice President, Coldwell Banker Commercial Real
                        Estate Services, Inc., a real estate services company.

Andrew T. Gorayeb       Age 32; Vice President of the Company since January
                        1996; prior thereto from December 1994, Director of Finance of the Company; prior thereto since prior to 1992, Managing Director, General Electric Capital
                        Corporation Commercial Real Estate Financing and
                        Service.


--------------------------------

    (A)  Member of the Audit Committee.
    (B)  Member of the Compensation Committee


         Directors hold office until the next Annual Meeting of Shareholders. Officers hold their positions at the pleasure of the Board of Directors.

         Richard M. Osborne who may be deemed to beneficially own 38.8% of the outstanding Common Stock of the Company (see Item 12) was elected a director and Chairman of the Board at the directors meeting held May 16, 1997. By agreement dated as of March 12, 1997, Mr. Osborne agreed to use his best efforts to nominate Mr. Jarratt as a director of the Company and Mr. Jarratt was also elected a director at the May 16, 1997 meeting.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based upon reports it has received and other information, the Company believes that all of its security holders, directors and officers who were required to file reports of beneficial ownership of the Company's Common Stock under Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") in respect of 1996 and prior periods have done so and their filings for 1996 were on a timely basis except that: David E. Post who first became a director in 1993 has not filed his initial report or any reports of changes of ownership; Raymond V. Marino, President and a director and Christopher M. Watson and Andrew
T. Gorayeb, officers, were late in reporting the stock options granted to them in 1996 which were described in the Company's proxy statement for the Special in Lieu of Annual Meeting of Shareholders held October 29, 1996; Felecia Vernon - Chancey, who was an officer from June 1996 until March 1997, was late in filing her initial report; Lawrence B. Helzel was late in filing one report of three purchases in 1996 of an aggregate of 3,500 shares of Common Stock; and Citicorp Real Estate, Inc., although having reported its 1993 acquisition from the Company of warrants to purchase Common Stock on Exchange Act Schedule 13D, has not reported its deemed beneficial ownership of in excess of 10% of the Company's Common Stock as required by the regulations under Section 16(a) of the Exchange Act.


ITEM 11. EXECUTIVE COMPENSATION.

         The Summary Compensation Table below sets forth individual compensation information for each of the Company's last three fiscal years of the Chief Executive Officer ("CEO") and other most highly paid executive officers who were serving as such at the end of the Company's fiscal year ended December 31, 1996, and whose total annual salary and bonus for such fiscal year exceeded $100,000.


                                       SUMMARY COMPENSATION TABLE


                                                                        Long Term
                                                                       Compensation
                                       Annual Compensation                Awards
                                       -----------------------         ------------

                                                                         Stock          All Other
Name and Principal Position           Year      Salary      Bonus       Options       Compensation(1)
---------------------------           ----      ------      -----       -------       ---------------

Raymond V. Marino (2)                 1996    $150,000      $50,000     100,000      $      --
President and CEO                     1995      95,000       30,000          --          2,850
                                      1994      91,553       25,000       6,175             --


Christopher M. Watson (3)             1996     100,000       30,000      35,000         34,906
Executive Vice President              1995      70,000       30,000          --         22,459
                                      1994      70,000       30,000       6,175         82,007

Andrew T. Gorayeb (4)                 1996      80,000       49,000      15,000             --
Vice President-Finance                1995      70,000       20,000          --             --
                                      1994       8,750        2,500      10,000             --

-----------------------------------


(1) Other compensation in the form of personal benefits to the named persons has been omitted because it does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus to each.

(2) Mr. Marino became President and CEO as of January 1996. Mr. Marino had been a Vice President of the Company since August 1992. His other compensation in 1995 is a simplified employee pension contribution.

(3) Mr. Watson joined the Company as a Vice President in September 1992 and became Executive Vice President as of January 1996. His other compensation consisted of lease commissions of $31,906 in 1996, $17,359 in 1995 and $79,007 in 1994 and an auto allowance of $3,000 in each year, and $2,100 for a simplified employee pension contribution in 1995.

(4) Mr. Gorayeb joined the Company as Director of Finance in November 1994 and became Vice President - Finance as of January 1, 1996.


OPTION TABLES

         The following table contains information concerning the 1996 grants by the Company to the three executive officers named above of options to purchase Common Stock of the Company.

                                OPTION GRANTS IN 1996


                                  Individual Grants
                                  -----------------

                                  % of Total
                      Number of   Options                             Grant
                      Securities  Granted to   Exercise               Date
                      Underlying  Employees    or Base                Present
                      Options     in Fiscal    Price     Expiration   Value (2)
       Name           Granted (1) Year         ($/sh)    Date         ($)
--------------------  ----------- ----------   -------   ----------   ---------

Raymond V. Marino     100,000     66 2/3        2.56     3/21/06      168,000

Christopher M. Watson  35,000     23 1/3        2.56     3/21/06       58,800

Andrew T. Gorayeb      15,000     10            2.56     3/21/06       25,200

-------------------

(1) The options were granted on March 21, 1996 at the fair market value on that date, under the Company's 1996 Stock Option Plan, subject to shareholder approval which was obtained in November 1996 when the Plan was approved by the shareholders. Mr. Marino's options were immediately exercisable as to 40,000 shares with the balance becoming exercisable in 20,000 shares increments on January 1, 1997, December 31, 1997 and December 31, 1998.
    The other options become exercisable in five equal annual installments commencing with the first anniversary of the grant date.

(2) The grant date values were derived applying the Black-Scholes option pricing model using the following assumptions: expected dividend yield-0%; expected volatility - 43.4%; risk free interest rate - 6.29%; and expected life - 10 years. No prediction of the future performance of the Company's Common Stock is intended by this presentation. The actual value which an officer may receive from his option will depend on the relationship between the market price for the Common Stock at the time the option is exercised and the option exercise price.

         The following table sets forth the values at the end of 1996 of the options to purchase Common Stock of the Company held by the three officers named above. None of these officers exercised any options in 1996.


                            FISCAL YEAR END OPTION VALUES

                                                 Value of
                             Number of      Unexercised In-
                             Unexercised    the-Money
                             Options at     Options at
                             12/31/96       12/31/96 $(1)
                             -------------  ------------------

                             Exercisable/   Exercisable/
Name                         Unexercisable  Unexercisable
----                         -------------  -------------

Raymond V. Marino            54,470/66,705  29,000/41,625

Christopher M. Watson        14,470/41,705  3,375/24,906

Andrew T. Gorayeb            4,000/21,000   --   /10,313

-----------------------------
(1) The closing sale price for the Company's Common Stock on December 31, 1996 as reported on the American Stock Exchange consolidated reporting system was $3.25 per share.


         EMPLOYMENT CONTRACT WITH EXECUTIVE. Raymond V. Marino was employed by the Company in 1996 under an employment agreement which was renewed on slightly modified terms to apply to future years and pursuant to which Mr. Marino is to be the chief executive officer, president and a director of the Company, at an annual base salary of $150,000 plus a bonus determined by the Board of Directors. The current employment agreement is for an initial term of two years commencing January 2, 1997, and will automatically be extended for additional one-year terms unless either party elects not to extend the term. If the Company makes the election, Mr. Marino will be entitled (i) to receive his base salary for a period of 24 months following expiration and a bonus equal to the average of any annual bonuses he may have earned with respect to the immediately preceding two full calendar years of his employment or, if greater, the bonus, if any, Mr. Marino has received in respect of his 1996 employment, and (ii) to exercise all vested options which have been granted to him for a period of 12 months from the date of expiration. If the Company otherwise terminates the employment agreement without cause or if Mr. Marino terminates the employment agreement because of a reduction in his responsibilities or compensation or a change in his employment location, Mr. Marino will be entitled to receive the termination compensation described above and the vesting period of any unvested options granted to Mr. Marino will accelerate and such options and all previously vested options will be exercisable for a period of 12 months from the date of termination. In the event of a termination of Mr. Marino's employment at his election within 12 months following a change in control of the Company (as defined in the employment agreement), he will be entitled to receive the termination compensation described above, including the acceleration of the vesting of his options, but the period for exercising any options will be three months from termination. If, following change in control, Mr. Marino agrees to remain employed under different terms of employment than those contained in his employment agreement, he will be entitled to be paid in addition to his compensation under the new employment arrangement his base salary for the remainder of his then current employment term.

         Each of Mr. Watson and Mr. Gorayeb has a severance arrangement with the Company under which he is entitled to receive one year's base salary if the Company terminates his employment within one year following a change in its control.

         Directors who are not officers of the Company receive an annual fee of $7,500 and supplemental fees of $750 for each meeting of the Board or a committee thereof attended, and $375 for each telephone meeting, plus out-of-pocket expenses incurred in connection with services rendered to the Company and travel and lodging for each board meeting.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.  Marshall
A. Jacobs, a director of the Company, is Of Counsel to the law firm of Jacobs Persinger & Parker. Such law firm has performed services for the Company for which it was paid $214,700 in 1996 and is performing services for the Company in 1997.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table set forth certain information concerning the beneficial ownership of shares of Common Stock of the Company by persons who the Company knows to own beneficially more than 5% of the outstanding Common Stock and by directors and executive officers of the Company.

                                  Shares                   Percent
                                  Beneficially              of
                                  Owned(1)                 Class
                                  ------------             -------

Citicorp Real Estate, Inc.           1,000,000   (2)        20.4
a subsidiary of Citibank, N.A.
    725 S. Figueroa Street
    4th Floor
    Los Angeles, CA  90017

    (CONTINUED)
                                        Shares                 Percent
                                     Beneficially              of
                                     Owned(1)                  Class
                                     ------------              ------

Richard M. Osborne Trust,               1,510,000   (3)          38.8
Turkey Vulture Fund XIII, Ltd.
and Liberty Self Stor, Ltd.
    7001 Center Street
    Mentor, OH  44060

Third Capital, LLC                        200,000   (4)           5.1
    314 Church Street
    Nashville, TN  37201

DIRECTORS AND EXECUTIVE
  OFFICERS
  -------------------------------

David E. Post (5)                         306,907                 7.8
    Hanson Investment Management
      Company
    4000 Civic Center Drive
    Suite 200
    San Rafael, CA  94903

Lawrence B. Helzel                         40,000                    *

Marshall A. Jacobs                            200                    *

Christopher L. Jarratt                    200,000   (4)           5.1

Raymond V. Marino                          74,900   (6)           1.9

Richard M. Osborne                      1,510,000   (3)          38.8

Martin S. Roher                           175,000   (7)           4.5

Christopher M. Watson                      22,705   (6)             *

Andrew T. Gorayeb                           7,000   (6)             *

All directors and executive
  officers (9 persons)
  as a group                            2,136,712   (8)          53.5

-------------------------
*Less than 1%

(1) Beneficial ownership is the direct or indirect ownership of Common Stock of the Company including the right to control the vote or investment of or acquire such Common Stock within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise indicated each beneficial owner has sole voting and investment power with respect to the shares shown and reported ownership is as of May 19, 1997.

(2) Based on information contained in Schedule 13D for Citicorp Real Estate, Inc., dated December 30, 1993. Represents shares of Common Stock issuable upon exercise of presently exercisable warrants.

(3) According to information provided in Amendment No. 1 to Schedule 13D dated April 28, 1997 filed by the Richard M. Osborne Trust (the "Trust"), Turkey Vulture Fund XIII, Ltd. (the "Fund") and Liberty Self Stor, Ltd. ("Liberty") as a group, the Trust beneficially owns 815,600 shares (21.0%), the Fund beneficially owns 264,800 shares (6.8%) and Liberty beneficially owns 429,600 shares (11.0%). Richard M. Osborne as sole trustee of the Trust, sole manager of the Fund and sole managing member of Liberty may be deemed to beneficially own all of said 1,510,000 shares.

(4) Based upon information provided in Schedule 13D dated May 19, 1997 filed by Third Capital, LLC. Represents shares of Common Stock issuable upon exercise of presently exercisable warrants issued to Third Capital LLC by the Richard M. Osborne Trust. Christopher L. Jarratt is Chief Executive Officer of Third Capital, LLC and may be deemed to beneficially own said securities.

(5) According to information provided to the Company including the Schedule 13D dated November 14, 1990 and Amendment No. 1 thereto dated January 18, 1991 filed by David E. Post and a number of other persons who may be deemed to be a group, such persons beneficially own an aggregate of 306,907 shares of Common Stock including 64,222 shares (1.6% of the outstanding shares) owned by a limited partnership of which Mr. Post is the general partner. Mr. Post may be deemed to share voting and investment power with respect to the shares owned by the limited partnership. Mr. Post is an investment adviser to the other members of the group but holds no voting or investment power over their 242,682 shares.

(6) Represents shares issuable upon exercise of options to purchase Common Stock which were exercisable at May 19, 1997 or which may become exercisable within 60 days thereafter.

(7) The shares are owned by MSR Capital Partners. Mr. Roher is the sole general partner of MSR Capital Partners and may be considered to beneficially own such shares.

(8) Includes 64,222 shares as to which voting or investment power is shared.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         See Item 11 for information concerning the relationship between the Company and the law firm of Jacobs Persinger & Parker, to which Marshall A. Jacobs, a director of the Company, is Of Counsel.

                                      SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed by the undersigned thereunto duly authorized.


                                           PACIFIC GATEWAY PROPERTIES, INC.
                                                     (Registrant)



                                           By:      Raymond V. Marino
                                              ---------------------------------
                                               Raymond V. Marino, President and
                                                  Chief Executive Officer

                                                     June 5, 1997
                                              ---------------------------------
                                                         Date