Form 10-K/A
period 1996-12-31
PACIFIC GATEWAY PROPERTIES INC
filed 1997-08-08
CIK 743443

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-K/A

    [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1996

                                          OR

    [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from         to
                                                  -------    ---------

                            Commission File Number 1-8692

                           PACIFIC GATEWAY PROPERTIES, INC.
                (Exact name of Registrant as specified in its charter)

                      NEW YORK                          04-2816560
              (State or other jurisdiction            (IRS Employer
            of incorporation or organization)       Identification No.)

               930 MONTGOMERY ST. - 4TH FLOOR
                  SAN FRANCISCO, CALIFORNIA                  94133
            (Address of principal executive offices)       (Zip Code)

Registrant's telephone number,
including area code:  (415) 398-4800

             Securities registered pursuant to Section 12 (b) of the Act:

                                                   Name of each exchange
                      Title of each class           on which registered
                      -------------------          ----------------------
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

         Pacific Gateway Properties, Inc. (the "Registrant") hereby amends the following Item of its Annual Report on Form 10-K for the year ended December 31, 1996:

                                       PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. The following financial statements and supplementary financial information are filed as part of this report:

    FINANCIAL STATEMENTS OF THE REGISTRANT(i)

    Consolidated Balance Sheet as of December 31, 1996 and 1995

    Consolidated Statement of Income (Loss) for the three years ended December 31, 1996, 1995 and 1994

    Consolidated Statement of Stockholders' Equity (Deficit) for the three years ended December, 1996, 1995 and 1994

    Consolidated Statement of Cash Flows for the three years ended December 31, 1996, 1995 and 1994

    Notes to Consolidated Financial Statements

    Report of Independent Public Accountants

(a)2. The following financial statement schedule is filed as part of this report:

         Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 1996 (i)

(a)3.    Exhibits

Exhibit No.                      Description
-----------   ----------------------------------------------------------------
    3.1       Composite amended Certificate of Incorporation of the Registrant
              (last amended September 4, 1996)(ii)

---------------------------------
(i)      Filed with the original Form 10-K.
(ii)     Filed with this Amendment.

Exhibit No.                      Description
-----------   ----------------------------------------------------------------
     3.2      Amended By-Laws of the Registrant (last amended May 16, 1997).(ii)

     4.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 filed with this Amendment).

    10.1 Purchase and Sale Agreement dated March 18, 1996 between the Registrant and Metropolitan Life Insurance Company (filed as
              Exhibit 1.3 to the Registrant's Amendment to Current Report on Form 8-K/A filed April 24, 1996, and incorporated herein by reference).

    10.2 Purchase Agreement dated as of October 18, 1995 between Pacific Gateway Properties Hotels, Inc. and Thayer Hotel Investments L.P. (filed as Exhibit 1.3 to the Registrant's Current Report on Form 8-K filed December 26, 1996, and incorporated herein by reference).

    10.3 Purchase and Sale Agreement dated December 16, 1996 between the Registrant and Peter Paulsen (filed as Exhibit 1.2 to the Registrant's Current Report on Form 8-K filed January 30, 1997, and incorporated herein by reference).

    10.4 Amendment dated January 15, 1997 to the Purchase and Sale Agreement dated December 16, 1996 between the Registrant and Peter Paulsen (filed as Exhibit 1.3 to the Registrant's Current Report on Form 8-K filed January 30, 1997, and incorporated herein by reference).

    10.5 Purchase and Sale Agreement dated December 18, 1996 between the Registrant and Donlon and Agnes Gabrielsen (filed as Exhibit
              1.4 to the Registrant' Current Report on Form 8-K filed January 30, 1997, and incorporated herein by reference).


---------------------------------
(i)      Filed with the original Form 10-K.
(ii)     Filed with this Amendment.
(iii) Contract or compensatory plan in which directors and/or officers participate.

Exhibit No.                      Description
-----------   ----------------------------------------------------------------

    10.6 Employment Agreement dated as of October 29, 1996 between the Registrant and Raymond V. Marino (filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).(iii)

    10.7 Severance agreement dated September 22, 1994 between the Registrant and Christopher M. Watson.(ii)(iii)

    10.8 Severance agreement dated May 9, 1997 between the Registrant and Andrew Gorayeb.(ii)(iii)

    10.9      Incentive Stock Option Plan of the Registrant.(ii)(iii)

    10.10 1996 Stock Option Plan of the Registrant (included as Exhibit A to the Registrant's Proxy Statement for its Special in Lieu of Annual Meeting of Shareholders held October 29, 1996, and incorporated herein by reference).(iii)

    21.       Subsidiaries of the Registrant.(i)

   (b) The Registrant filed a Form 8-K dated December 24, 1996, reporting under Items 2 and 7.

        The Registrant filed a Form 8-K dated January 30, 1997 and Form 8-K/A dated March 20, 1997 reporting under items 2 and 7.

   (c)  The following financial statements are filed as part of this report.

---------------------------------
(i)      Filed with the original Form 10-K.
(ii)     Filed with this Amendment.
(iii) Contract or compensatory plan in which directors and/or officers participate.

    FINANCIAL STATEMENTS OF RINCON CENTER ASSOCIATES(i)

    Report of Independent Public Accountants

    Balance Sheets -- December 31, 1996 and 1995

    Statements of Operations for the years ended December 31, 1996, 1995 and
    1994

    Statements of Changes in Partner's Deficit for the years ended December 31, 1996, 1995 and 1994

    Statements of Cash Flows for the years ended December 31, 1996, 1995 and
    1994

    Notes to Financial Statements

---------------------------------
(i)      Filed with the original Form 10-K.

                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed by the undersigned thereunto duly authorized.

                             PACIFIC GATEWAY PROPERTIES, INC.
                                       (Registrant)

                             By: /s/ Raymond V. Marino
                                --------------------------------
                                Raymond V. Marino, President and
                                Chief Executive Officer


                                       Aug. 8, 1997
                             -----------------------------------
                                          Date

                                    EXHIBIT INDEX

Exhibit No.                      Description
-----------   ----------------------------------------------------------------

     3.1 Composite amended Certificate of Incorporation of the Registrant (last amended September 4, 1996)(ii)

     3.2      Amended By-Laws of the Registrant (last amended May 16,
              1997).(ii)

     4.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 filed with this Amendment).

    10.1 Purchase and Sale Agreement dated March 18, 1996 between the Registrant and Metropolitan Life Insurance Company (filed as
              Exhibit 1.3 to the Registrant's Amendment to Current Report on Form 8-K/A filed April 24, 1996, and incorporated herein by reference).

    10.2 Purchase Agreement dated as of October 18, 1995 between Pacific Gateway Properties Hotels, Inc. and Thayer Hotel Investments L.P. (filed as Exhibit 1.3 to the Registrant's Current Report on Form 8-K filed December 26, 1996, and incorporated herein by reference).

    10.3 Purchase and Sale Agreement dated December 16, 1996 between the Registrant and Peter Paulsen (filed as Exhibit 1.2 to the Registrant's Current Report on Form 8-K filed January 30, 1997, and incorporated herein by reference).

    10.4 Amendment dated January 15, 1997 to the Purchase and Sale Agreement dated December 16, 1996 between the Registrant and Peter Paulsen (filed as Exhibit 1.3 to the Registrant's Current Report on Form 8-K filed January 30, 1997, and incorporated herein by reference).

---------------------------------
(i)      Filed with the original Form 10-K.
(ii)     Filed with this Amendment.

Exhibit No.                      Description
-----------   ----------------------------------------------------------------

    10.5 Purchase and Sale Agreement dated December 18, 1996 between the Registrant and Donlon and Agnes Gabrielsen (filed as Exhibit
              1.4 to the Registrant' Current Report on Form 8-K filed January 30, 1997, and incorporated herein by reference).

    10.6 Employment Agreement dated as of October 29, 1996 between the Registrant and Raymond V. Marino (filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).(iii)

    10.7 Severance agreement dated September 22, 1994 between the Registrant and Christopher M. Watson.(ii)(iii)

    10.8 Severance agreement dated May 9, 1997 between the Registrant and Andrew Gorayeb.(ii)(iii)

    10.9      Incentive Stock Option Plan of the Registrant.(ii)(iii)

    10.10 1996 Stock Option Plan of the Registrant (included as Exhibit A to the Registrant's Proxy Statement for its Special in Lieu of Annual Meeting of Shareholders held October 29, 1996, and incorporated herein by reference).(iii)

    21.       Subsidiaries of the Registrant.(i)


---------------------------------
(i)      Filed with the original Form 10-K.
(ii)     Filed with this Amendment.
(iii) Contract or compensatory plan in which directors and/or officers participate.