Form 10-Q
period 1997-06-30
PACIFIC GATEWAY PROPERTIES INC
filed 1997-08-14
CIK 743443

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1997

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

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
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes        No  X
                                                   -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997:

$1.00 PAR VALUE COMMON STOCK                                3,892,596
----------------------------                      ------------------------------
      (Title of Class)                            (Number of Shares Outstanding)

                       PACIFIC GATEWAY PROPERTIES, INC.

                                    INDEX

                                                                     PAGE NUMBER
                                                                     -----------
Part I - Financial Information:

    Item 1.  Consolidated Financial Statements

    Condensed Consolidated Balance Sheet as of
        June 30, 1997 and December 31, 1996                             3

    Condensed Consolidated Statement of Income for the
        Three and Six Months Ended June 30, 1997
        and 1996                                                        4

    Condensed Consolidated Statement of Cash Flows for
        the Three and Six Months Ended June 30, 1997
        and 1996                                                        5

    Notes to Condensed Consolidated Financial Statements                6-10

    Item 2.   Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations                             11-16


Part II - Other Information:

    Item 1.   Legal Proceedings                                         None

    Item 2.   Changes in Security                                       None

    Item 3.   Defaults Upon Senior Securities                           16

    Item 4.   Submission of Matters to a Vote
                  of Security Holders                                   16

    Item 5.   Other Information                                         None

    Item 6.   Exhibits and Reports on Form 8-K                          16


Signatures                                                              17

                       PACIFIC GATEWAY PROPERTIES, INC.
               CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                          AS OF           AS OF
                                                       JUNE 30,    DECEMBER 31,
                                                           1997            1996
                                                       --------    ------------
ASSETS
Cash and cash equivalents                              $  2,331     $  2,899
Cash reserved for capital improvements,
  acquisitions and debt service                           1,909        9,975
Accounts receivable, prepaid taxes and other
  current assets                                            641        1,179
Investment properties                                    68,687       46,632
  Less-accumulated depreciation and provision
  for write-down to net realizable value                (15,179)     (13,835)
                                                       --------     --------
    Investment properties, net                           53,508       32,797
                                                       --------     --------
Deferred tax asset                                        5,683        4,183
Capitalized loan costs, net                                 906          717
Capitalized lease commissions and rent
  concessions, net                                          873          643
                                                       --------     --------
    Total assets                                       $ 65,851     $ 52,393
                                                       --------     --------
                                                       --------     --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, prepaid rent, tenant security
  deposits and other current liabilities               $  1,427     $  1,491
Debt related to investment properties                    47,834       33,722
Deferred tax liability                                   16,512       15,012
                                                       --------     --------
    Total liabilities                                    65,773       50,225
                                                       --------     --------
STOCKHOLDERS' EQUITY
Common stock $1.00 par value--
  Authorized--10,000,000 shares
  Issued--4,011,150 shares                                4,011        4,011
Paid-in-deficit                                         (10,038)     (10,222)
Retained earnings                                         6,252        8,526
Treasury stock, at cost--118,554 common shares at
  June 30, 1997 and December 31, 1996                    (2,037)      (2,037)
Warrants for common stock                                 1,890        1,890
                                                       --------     --------
Total stockholders' equity                                   78        2,168
                                                       --------     --------
    Total liabilities and stockholders' equity         $ 65,851     $ 52,393
                                                       --------     --------
                                                       --------     --------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       PACIFIC GATEWAY PROPERTIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                       ENDED JUNE 30,          ENDED JUNE 30,
                                                    --------------------     ------------------
                                                      1997        1996        1997        1996
                                                    -------     -------     -------     -------
INVESTMENT PROPERTIES:
  Rental revenues                                   $ 3,557     $ 2,546     $ 6,878     $ 5,720
  Operating expenses                                 (1,580)     (1,334)     (2,853)     (2,600)
  Interest expense                                   (1,049)       (605)     (1,900)     (1,508)
  Depreciation and amortization                        (793)       (634)     (1,507)     (1,238)
                                                    -------     -------     -------     -------
    Investment properties income (loss)                 135         (27)        618         374
General and administrative expenses                    (280)       (462)       (700)       (858)
Other income, net                                        64         210         101         214
                                                    -------     -------     -------     -------
Income (loss) before hotel operations, estimated
    property settlement obligation, property
    transactions and taxes                              (81)       (279)         19        (270)
Income (loss) from hotel operations                       1         192         (93)      1,146
                                                    -------     -------     -------     -------
Income (loss) before estimated settlement
    obligation, property transactions
    and taxes                                           (80)        (87)        (74)        876
Estimated provision for settlement of the
    reimbursement obligation                         (2,200)       --        (2,200)      --
Gain on sale of real estate assets, net                --        10,900        --        10,900
                                                    -------     -------     -------     -------
Income (loss) before taxes                           (2,280)     10,813      (2,274)     11,776
Income tax provision                                   --        (4,434)       --        (4,808)
                                                    -------     -------     -------     -------
    Net income (loss)                               $(2,280)    $ 6,379     $(2,274)    $ 6,968
                                                    -------     -------     -------     -------
                                                    -------     -------     -------     -------
Income (loss) per share, primary                    $ (0.50)    $  1.49     $ (0.50)    $  1.67
                                                    -------     -------     -------     -------
                                                    -------     -------     -------     -------
Income (loss) per share, fully diluted              $ (0.50)    $  1.46     $ (0.50)    $  1.60
                                                    -------     -------     -------     -------
                                                    -------     -------     -------     -------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       PACIFIC GATEWAY PROPERTIES, INC.
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)

                                                    FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                       ENDED JUNE 30,           ENDED JUNE 30,
                                                    --------------------     ---------------------
                                                     1997         1996         1997         1996
                                                    -------     --------     --------     --------
Cash flow from operating activities:
  Net income (loss)                                 $(2,280)    $  6,379     $ (2,274)    $  6,968
  Non-cash revenues and expenses
    included in net income (loss):
    Depreciation and amortization                       793          634        1,507        1,238
    Estimated provision for settlement of the
        reimbursement obligation                      2,200           --        2,200           --
    Gain on sale of real estate assets, net              --      (10,900)          --      (10,900)
  Change in assets and liabilities:
    Accounts receivable, prepaid taxes and other
        current assets                                  (37)        (337)         538         (250)
    Accounts payable and other current liabilities     (443)        (666)         (64)        (992)
    Current tax liability                                --          626           --          626
    Deferred taxes                                       --        3,625           --        3,999
                                                    -------     --------     --------     --------
  NET CASH GENERATED BY (USED IN) OPERATING
    ACTIVITIES                                          233         (639)       1,907          689
                                                    -------     --------     --------     --------
Cash flow from investing activities:
  Additions to investment properties,
    capitalized loan costs, capitalized
    lease commissions and rent concessions             (809)        (875)      (1,459)      (1,093)
  Proceeds from sale of property, net                    --       19,122           --       19,122
  Acquisition of investment properties                   --           --      (10,975)          --
                                                    -------     --------     --------     --------
  NET CASH GENERATED BY (USED IN) INVESTING
    ACTIVITIES                                         (809)      18,247      (12,434)      18,029
                                                    -------     --------     --------     --------
Cash flow from financing activities:
  Borrowings on debt related to investment
    properties                                           --           --        2,112           --
  Payments on debt related to investment properties    (212)        (388)        (403)      (1,062)
  Mortgages satisfied in connection with
    property dispositions                                --      (15,224)          --      (15,224)
  Proceeds from shareholder short-swing sale            184           --          184           --
  (Increase) decrease in cash reserved for
    capital improvements, acquisitions,
    and debt service, net                              (127)         (29)       8,066          138
                                                    -------     --------     --------     --------
  NET CASH GENERATED BY (USED IN) FINANCING
    ACTIVITIES                                         (155)     (15,641)       9,959      (16,148)
                                                    -------     --------     --------     --------

Increase (decrease) in cash and cash equivalents       (731)       1,967         (568)       2,570
Balance at beginning of period                        3,062          779        2,899          176
                                                    -------     --------     --------     --------
Balance at end of period                            $ 2,331     $  2,746     $  2,331     $  2,746
                                                    -------     --------     --------     --------
                                                    -------     --------     --------     --------
Supplementary disclosures:
  Cash paid for interest                            $   972     $    811     $  1,900     $  1,885
                                                    -------     --------     --------     --------
                                                    -------     --------     --------     --------
  Cash paid for taxes                               $    --     $    410     $     --     $    410
                                                    -------     --------     --------     --------
                                                    -------     --------     --------     --------
  Non-cash transaction--portion of
    acquisition of investment properties
    funded by assumption of mortgage debt           $    --     $     --     $ 10,203     $     --
                                                    -------     --------     --------     --------
                                                    -------     --------     --------     --------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       PACIFIC GATEWAY PROPERTIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1997

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Registrant's 1996 Form 10-K and Form 10-Q for the quarter and six months ended June 30, 1996. These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    In the opinion of the Registrant, all material adjustments of a normal recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

2.  RINCON CENTER ASSOCIATES PARTNERSHIP (RCA)--SAN FRANCISCO, CALIFORNIA

    The Registrant owns general (non-managing) and limited partnership interests in RCA totaling approximately 22.8% and, subject to the funding agreement entered into with RCA's managing general partner, Perini Land & Development Company (a wholly owned subsidiary of Perini Corporation), discussed below, is responsible for 20% of cash requirements in excess of available financing. The Registrant's minority, general (non-managing) and limited partnership interests in RCA represent significant potential financial exposure. This exposure includes and may not be limited to the potential tax liability associated with the Registrant's negative tax basis, the joint and several guarantees and letter-of-credit provided by the Registrant to the mortgage lender on Rincon Center Phase Two and the master lessor on Rincon Center Phase One, and the potential tax liability that would exist from the cancellation of debt in connection with a possible debt restructuring. Except for the estimated provision for settlement of the reimbursement obligation and income tax effect related to the tax that would result from any gain recognized from the Registrant's negative tax basis in its partnership interest, the accompanying financial statements do not include any adjustments for these uncertainties.

    RCA sold Rincon Center Phase One to Chrysler MacNally Corporation (Chrysler) in June 1988; subsequently, RCA leased the property back under a master lease which is treated as an operating lease for financial reporting purposes. In July 1993, Chrysler completed a refinancing of Rincon Center Phase One. The maturity date of this debt is July 1, 1998. Payments under the master lease agreement may be adjusted to reflect adjustments in the rate of interest payable by Chrysler on the Rincon Center Phase One debt. The master lease also permits Chrysler to put the property back to RCA at stipulated prices beginning January 1998 if long-term financing meeting certain conditions is not obtained. RCA intends to try to obtain financing meeting the condition of the master lease prior to January 1998. On June 30, 1997, RCA filed a lawsuit against Chrysler in Superior Court in the State of California, County of San Francisco. The lawsuit's primary cause of action alleges that Chrysler has breached the master lease and a certain letter agreement because the rent payments due from RCA after the 1993 refinancing of Rincon Center Phase I, resulted in an increase in Chrysler's after tax rate of return from rent payments. The lawsuit states that such excessive rent recalculations directly contravene both the letter and the spirit of the master lease.

    In September 1993, RCA completed a refinancing of Rincon Center Phase Two with its existing lender. A portion of the security for the refinanced loan was a $3.65 million letter-of-credit issued by a bank (the Issuing Bank) on behalf of the Registrant in favor of the refinancing lender. The reimbursement obligation of the Registrant to the Issuing Bank is full recourse to the Registrant and is secured by the Registrant's 410 First Avenue property located in Needham, Massachusetts. This property has a net book value of approximately $2.2 million at June 30, 1997. The letter-of-credit for $3.65 million was drawn by the refinancing lender prior to its expiration date of June 23, 1997. The refinancing lender is currently holding the $3.65 million in a separate restricted account on behalf of RCA and has not applied said funds to any outstanding debt of RCA. The Registrant and the Issuing Bank are currently in discussions to reach a mutually acceptable resolution since the letter-of-credit was drawn. Alternative resolutions may include, among other things, (i) arrangement of a substitute letter-of-credit from another bank, which would be acceptable to the refinancing lender, which in turn would result in a return of the funds drawn by the refinancing lender to the Issuing Bank, (ii) repayment by the Registrant of the reimbursement obligation at a discount, or (iii) foreclosure by the Issuing Bank on the 410 First Avenue property. The Issuing Bank has made a demand on the Registrant to reimburse them for the $3.65 million drawn on the letter-of-credit and has also notified the Registrant it is in default with respect to the reimbursement obligation. In the event that the Registrant and the Issuing Bank do not agree on a mutually acceptable resolution on the restructuring or pay off of this debt, the Issuing Bank may commence foreclosure proceedings against the Needham, Massachusetts property. In the event of a foreclosure of the Needham, Massachusetts property, the Issuing Bank may also seek to assert a deficiency claim against the Registrant for any alleged difference between the value of the foreclosed property and the $3.65 million drawn on the letter-of-credit. The Registrant would vigorously defend any such deficiency claim. Since any assets of the Registrant which are applied to the reimbursement obligation would constitute additional investment in RCA, which the Registrant considers of no value, the net book value of such assets would be written off and charged to the earnings of the Registrant when said assets were applied to the reimbursement obligation. In accordance with generally accepted accounting principles, effective June 30, 1997, the Registrant recorded an "estimated provision for settlement of reimbursement obligation" in the amount of $2.2 million to provide for the ultimate settlement of the reimbursement obligation. The accrued amount is equal to the net book value of the Needham, Massachusetts property that serves as collateral for the reimbursement obligation, resulting in an effective discount of the $3.65 million face value of the reimbursement obligation. Any difference between the estimated settlement of reimbursement obligation and the amount ultimately settled upon will be charged or credited to the Registrant's operations as such difference becomes determinable. Management can provide no assurances as to the ultimate settlement amount or method (and the timing thereof) relating to the reimbursement obligation.

    In 1993, the Registrant entered into an agreement with RCA's managing general partner whereby such managing general partner agreed to advance funds to RCA on behalf of the Registrant on an unsecured non-recourse basis, subject to interest at prime plus 2% and certain annual fees (principal, unpaid interest and fees are collectively referred to as the RCA Advances). This agreement does not reduce the level of the Registrant's general and limited partner interest in RCA. The RCA Advances are only required to be repaid from the Registrant's share of future distributions from RCA, if any. During the first six months of 1997 and 1996, RCA incurred net losses of approximately $9,958,000 and $7,139,000, respectively. The RCA Advances amount to approximately $5,243,000 at June 30, 1997 and as noted above, are not recorded on the Registrant's financial statements since (i) the RCA Advances are only required to be repaid from the Registrant's share of future distributions from RCA, if any, (ii) the Registrant has no intention or legal obligation to repay the RCA Advances other than from its share of distributions from RCA, if any, and (iii) the Registrant does not anticipate any material cash distributions by RCA in the foreseeable future.

    During 1997, the Registrant has asserted certain claims against RCA for payment to the Registrant by RCA for leasing services provided to RCA by the Registrant during 1996. The Registrant has not accrued for such claims pending resolution of this matter with RCA's managing general partner.

    Summary unaudited financial statement data for RCA is as follows (in thousands):

AS OF                              JUNE 30,     DECEMBER 31,
                                       1997             1996
                                  ---------     ------------
Investment properties, net        $ 100,548       $110,495
Other assets                         30,785         21,042
                                  ---------     ------------
                                  $ 131,333       $131,537
                                  ---------     ------------
                                  ---------     ------------

Debt                              $  54,862       $ 56,012
Amounts due to partners             171,052        158,156
Other liabilities                    10,722         12,703
Partners' deficit                  (105,303)       (95,334)
                                  ---------     ------------
                                  $ 131,333       $131,537
                                  ---------     ------------
                                  ---------     ------------

                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                        JUNE 30,                JUNE 30,
                                  -------------------     -------------------
                                    1997        1996        1997        1996
                                  -------     -------     -------     -------
Revenue                           $ 3,719     $ 5,483     $ 7,727     $10,824
Expenses:
  Operating and lease expenses      4,608       3,289       9,015       6,680
  Interest expense                  3,759       4,682       7,239       9,394
  Depreciation expense                720         945       1,431       1,889
                                  -------     -------     -------     -------
Net loss                          $(5,368)    $(3,433)    $(9,958)    $(7,139)
                                  -------     -------     -------     -------
                                  -------     -------     -------     -------

    In 1996, the Registrant ceased recording any activity related to its interest in RCA and has written down its equity investment in and loans to RCA to zero.

3.  PER SHARE DATA

    Per share data is based on the weighted average number of the Registrant's common shares and common share equivalents outstanding. Outstanding warrants and stock options enter into the common shares outstanding using the Treasury Stock Method. The weighted average number of common shares and common share equivalents outstanding for the three months and six months ended June 30, 1997 and 1996, are as follows:

                             FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                ENDED JUNE 30,            ENDED JUNE 30,
                              1997         1996         1997         1996
                            ---------    ---------    ---------    ---------
Primary                     4,564,800    4,284,697    4,476,107    4,166,097
                            ---------    ---------    ---------    ---------
                            ---------    ---------    ---------    ---------
Fully diluted               4,564,800    4,367,059    4,502,204    4,367,059
                            ---------    ---------    ---------    ---------
                            ---------    ---------    ---------    ---------

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings Per Share (SFAS No. 128). SFAS No. 128 requires the disclosure of basic earnings per share and modifies existing guidance for computing diluted earnings per share. Under the new standard, basic earnings per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. The effective date of SFAS No. 128 is December 15, 1997, and early adoption is not permitted. The Registrant intends to adopt provisions of SFAS No. 128 during the quarter and year ended December 31, 1997. Had the provisions of SFAS No. 128 been applied to the Registrant's results of operations for the three months ended June 30, 1997 and 1996, the Registrant's basic earnings per share would have been ($0.57) and $1.59 per share, respectively, and its diluted earnings per share would have been ($0.52) and $1.47 per share, respectively. Had the provisions of SFAS No. 128 been applied to the Registrant's results of operations for the six months ended June 30, 1997 and 1996, the Registrant's basic earnings per share would have been ($0.57) and $1.74 per share, respectively, and its diluted earnings per share would have been ($0.52) and $1.66 per share, respectively.

4.  ACQUISITION OF INVESTMENT PROPERTY

    On January 17, 1997, the Registrant purchased two properties to complete a tax deferred exchange in accordance with Section 1031 of the Internal Revenue Code, in connection with the December 1996 sale of the Radisson Suites Hotel. The first acquisition was West Valley Executive Park, a multi-tenant, six building, 165,000 square foot campus style office park in San Jose, California, that was acquired for $17,500,000. In connection with the West Valley Executive Park acquisition, the Registrant assumed approximately $10,200,000 in mortgage debt from Sun Life Assurance Company of Canada (U.S.). The loan is amortized over twenty years at a fixed annual interest rate of 9.125% and matures on June 30, 2005. The debt continues to be assumable and is subject to a prepayment penalty if paid off prior to maturity. The second acquisition was a multi-tenant, 23,000 square foot, six story steel frame office building located at 930 Montgomery Street, San Francisco, California, for $3,250,000. In connection with the 930 Montgomery Street acquisition, the

Registrant obtained $2,112,500 in mortgage debt from Redwood Bank. The loan is amortized over twenty-five years at a floating interest rate of 3% over the one year treasury bond rate, adjustable every six months, and matures on February 1, 2002. The Redwood Bank debt can be prepaid at any time without a penalty.

    The following unaudited pro-forma information reflects adjustments to the Registrant's historical results from these acquisitions and certain other transactions as if they had occurred on January 1, 1996 (in thousands, except share amounts):


                                       FOR THE THREE              FOR THE SIX
                                       MONTHS ENDED               MONTHS ENDED
                                         JUNE 30,                    JUNE 30,
                                    1997          1996          1997         1996
                                  ---------     ---------     ---------    ---------
Revenues                             $3,557        $3,364        $7,023       $7,356
                                  ---------     ---------     ---------    ---------
                                  ---------     ---------     ---------    ---------
Income (loss) before hotel
  operations, estimated
  settlement obligation,
  property transactions and
  taxes                              $  (81)       $ (183)       $   68       $  (78)
                                  ---------     ---------     ---------    ---------
                                  ---------     ---------     ---------    ---------
Income (loss) before hotel
  operations, estimated
  settlement obligation,
  property transactions and
  taxes per common share --
    Primary                          $(0.02)       $(0.04)       $ 0.02       $(0.02)
                                  ---------     ---------     ---------    ---------
                                  ---------     ---------     ---------    ---------
    Fully diluted                    $(0.02)       $(0.04)       $ 0.02       $(0.02)
                                  ---------     ---------     ---------    ---------
                                  ---------     ---------     ---------    ---------
Weighted average common shares
  outstanding --
    Primary                       4,564,800     4,284,697     4,476,107    4,166,097
                                  ---------     ---------     ---------    ---------
                                  ---------     ---------     ---------    ---------
    Fully diluted                 4,564,800     4,367,059     4,502,204    4,367,059
                                  ---------     ---------     ---------    ---------
                                  ---------     ---------     ---------    ---------


5.  PAID-IN-DEFICIT

    During the quarter ended June 30, 1997, the Registrant received approximately $184,000 in cash from two shareholders as a result of their compliance with the Securities Exchange Act's requirement that profits from the sale of certain securities of a company that were held less than six months by certain officers, directors and principal stockholders must be returned to the Registrant. In accordance with generally accepted accounting principles, the Registrant recorded such proceeds as a credit to the Registrant's paid-in-deficit.

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

    The following discussion should be read in conjunction with the Registrant's Form 10-K for 1996, quarterly report on Form 10-Q for the quarter and six months ended June 30, 1996, and in conjunction with the Condensed Consolidated Balance Sheet, Statement of Operations and Cash Flows and the notes thereto. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases used in this section either (i) describe accounting terms that are used as line items in such financial statements, or (ii) have the meanings ascribed to them in such financial statements and the notes thereto.

FINANCIAL CONDITION

    CAPITAL IMPROVEMENTS, TENANT IMPROVEMENTS AND OTHER DEFERRED COSTS -- During the three and six months ended June 30, 1997, there were additions to investment properties amounting to approximately $809,000 and $1,459,000, respectively, for tenant improvements, capital improvements and other deferred costs which includes leasing commissions. The Registrant anticipates further additions to investment properties of approximately $2,900,000 during the remainder of 1997.

    FINANCING -- Approximately $212,000 and $403,000 of debt principal was repaid in the three and six months ended June 30, 1997, respectively, as scheduled debt amortization. In connection with the acquisitions of investment properties during the six months ended June 30, 1997, the Registrant assumed and borrowed mortgage notes totaling approximately $12,315,000. Accordingly, at June 30, 1997, the Registrant had fixed rate mortgage debt of approximately $43.5 million bearing interest at a weighted average rate of 8.49%, one floating rate mortgage of approximately $2.1 million bearing interest at a rate of 8.63%, and a secured estimated settlement obligation recorded at $2,200,000, as more fully discussed in Note 2 of the Registrant's unaudited condensed consolidated financial statements.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

    INVESTMENT PROPERTIES -- During the first six months of 1997, the income from investment properties was $618,000 compared to income of $374,000 during the first six months of 1996. During the second quarter of 1997 the income from investment properties was $135,000 compared to a loss of $27,000 for the second quarter of 1996. Interest expense increased from $1,508,000 during the first six months of 1996 to $1,900,000 during the first six months of 1997, primarily as a result of the debt associated with the properties acquired in January 1997. Depreciation and amortization expense increased as a result of commencing depreciation of expenditures capitalized during 1996 and early 1997 relating to the Registrant's leasing activities and capital improvement projects, and new investment property acquisitions completed in the first quarter of 1997.

    The following table identifies the impact of certain investment property dispositions, acquisitions and properties owned in the three and six months ended June 30, 1997 and 1996, respectively (in thousands):


                                              FOR THE THREE            FOR THE SIX
                                               MONTHS ENDED            MONTHS ENDED
                                                 JUNE 30,                JUNE 30,
                                          --------------------       ----------------
                                             1997        1996        1997        1996
                                          --------     -------     -------     -------
INVESTMENT PROPERTIES OWNED IN
  1997 AND 1996:

    Rental revenue                         $ 2,697     $ 2,541     $ 5,287     $ 5,014
    Operating expense                       (1,231)     (1,473)     (2,265)     (2,481)
    Interest expense                          (695)       (595)     (1,394)     (1,239)
    Depreciation expense                      (661)       (634)     (1,292)     (1,238)
                                          --------     -------     -------     -------
                                               110        (161)        336          56
                                          --------     -------     -------     -------

INVESTMENT PROPERTIES ACQUIRED IN
  JANUARY 1997:

    Rental revenue                             860          --       1,591          --
    Operating expense                         (349)         --        (588)         --
    Interest expense                          (354)         --        (506)         --
    Depreciation expense                      (132)         --        (215)         --
                                          --------     -------     -------     -------
                                                25                     282          --
                                          --------     -------     -------     -------

INVESTMENT PROPERTY SOLD IN APRIL 1996:

    Rental revenue                              --           5          --         706
    Operating expense                           --         139          --        (119)
    Interest expense                            --         (10)         --        (269)
    Depreciation expense                        --           0          --          --
                                          --------     -------     -------     -------
                                                --         134          --         318
                                          --------     -------     -------     -------

TOTAL INVESTMENT PROPERTIES:

    Rental revenue                           3,557       2,546       6,878       5,720
    Operating expense                       (1,580)     (1,334)     (2,853)     (2,600)
    Interest expense                        (1,049)       (605)     (1,900)     (1,508)
    Depreciation expense                      (793)       (634)     (1,507)     (1,238)
                                          --------     -------     -------     -------

  TOTAL INVESTMENT PROPERTIES INCOME
    (LOSS)                                 $   135     $   (27)    $   618     $   374
                                          --------     -------     -------     -------
                                          --------     -------     -------     -------


    GENERAL AND ADMINISTRATIVE EXPENSES -- General and administrative expenses in the first six months of 1997 amounted to $700,000 compared to $858,000 for the first six months of 1996. General and administrative expenses for the second quarter of 1997 and 1996 were $280,000 and $462,000, respectively. The decrease is primarily attributable to a decrease in professional services and personnel costs including severance to a former executive.

    OTHER INCOME, NET -- Other income, net, consisting primarily of interest income, was $101,000 and $64,000 during the first six months and second quarter of 1997, respectively. Other income, net, consisting primarily of business advisory fees and income from the sale of vacant land in Colorado was $214,000 and $210,000 during the first six months and second quarter of 1996, respectively.

    HOTEL PROPERTY -- The Registrant sold its hotel property in December 1996 and, accordingly, a comparison of the operations from the first six months and second quarter of 1996 to the first six months and second quarter of 1997 is not meaningful.

    ESTIMATED PROVISION FOR SETTLEMENT OF THE REIMBURSEMENT OBLIGATION -- Effective June 30, 1997, the Registrant recorded an estimated provision of $2.2 million for the ultimate settlement of the letter of credit reimbursement obligation, as more fully discussed in Note 2 to the Registrant's unaudited condensed consolidated financial statements.

    GAIN ON SALE OF REAL ESTATE ASSETS, NET -- In April 1996, the Registrant sold the Village Commons Shopping Center, located in West Palm Beach, Florida, to an unrelated party and realized a gain of $10,900,000.

    INCOME TAX PROVISION -- A tax provision is recorded in connection with the net income for the three and six months ended June 30, 1996, of $4,434,000 and $4,808,000, respectively, in accordance with Statement of Financial Accounting Standards No. 109. No provision for income taxes has been recorded for the three and six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

REGULATION AND SUPERVISION

    Many jurisdictions have adopted laws and regulation relating to the ownership of real estate. Compliance with these requirements from time to time may require capital expenditures by the Registrant (for example, expenditures necessary in order to comply with the Americans with Disabilities Act or changes in local building or other codes). In addition, the Registrant may from time to time have to expend capital for environmental control facilities. While the ownership of real estate may entail environmental risks and liabilities to the owner, the Registrant's management is sensitive to environmental issues and is not currently aware of and does not expect any material effects on current or future capital expenditures, earnings or competitive position resulting from compliance with present federal, state or local environmental control provisions.

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

    The Registrant has taken several actions to generate and conserve cash, and continues to review and analyze alternative actions. At the same time, the Registrant is seeking to retain value and identify future opportunities for investment. At June 30, 1997, the Registrant had approximately $2.3 million of unrestricted cash, investment properties with a net book value of approximately $53.5 million, total non-recourse mortgage debt and secured estimated settlement obligation of approximately $47.8 million and stockholders' equity of approximately $78,000. At June 30, 1997, the Registrant had approximately $1.9 million of restricted cash. Given the Registrant's desire to increase its liquidity, the Registrant has actively pursued the sale of selected real estate assets in the past, has restructured and refinanced its mortgage debt, and has entered into an agreement with the managing general partner of RCA to limit the Registrant's cash obligations to RCA. The Registrant continues to evaluate various alternatives to improve its liquidity through debt refinancing and the sale of properties which do not fit within its long term strategy. Funds raised in the preceding fashion would be used for tenant improvements and other capital requirements, certain mandatory debt reductions, and possible new investments.

    Scheduled principal maturities on the above described debt during the twelve month period ending June 30, 1998, will amount to approximately $904,000.

    The Registrant is also obligated to fund reserves for building, tenant improvements and leasing commissions in connection with its mortgage loans on Walnut Creek Executive Park, North Tuscon Business Center and South Bay Office Tower. Scheduled funding under the various loan agreements during the twelve month period ending June 30, 1998, will amount to approximately $575,000.

    As further discussed in Note 5 of the Registrant's unaudited condensed consolidated financial statements, during the quarter ended June 30, 1997, the Registrant received approximately $184,000 in cash from a shareholder as a return of profit from the sale of certain securities. This amount has been recorded as a credit to the Registrant's paid-in-deficit.

    The Registrant's Massachusetts property is pledged as collateral for a $3.65 million letter-of-credit that was drawn as of June 30, 1997. As discussed in Note 2 of the Registrant's unaudited condensed consolidated financial statements, the Registrant and the Issuing Bank are currently in discussions to reach a mutually acceptable resolution since the letter-of-credit was drawn. The Issuing Bank had made a demand on the Registrant to reimburse them for the $3.65 million drawn on the letter-of-credit and has also notified the Registrant it is in default with respect to the reimbursement obligation. In the event that the Registrant and the Issuing Bank do not agree on a mutually acceptable resolution on the restructuring or pay off of this debt, the Issuing Bank may commence foreclosure proceedings against the Massachusetts property. If the Issuing Bank completes a foreclosure on the Massachusetts property, the Registrant will eliminate $3.65 million in secured debt on a property that is producing approximately $240,000 in annual cash flow. In the event of a foreclosure of the Massachusetts property, the Issuing Bank may also seek to assert a deficiency claim against the Registrant for any alleged difference between the value of the foreclosed property and the $3.65 million drawn on the letter-of-credit. The Registrant would vigorously defend any such claim. In accordance with generally accepted accounting principles, effective June 30, 1997, the Registrant recorded an "estimated provision for settlement of reimbursement obligation" in the amount of $2.2 million to provide for the ultimate settlement of the reimbursement obligation. The accrued amount is equal to the net book value of the Needham, Massachusetts property that serves as collateral for the reimbursement obligation, resulting in an effective discount of the $3.65 million face value of the reimbursement obligation.
Any difference between that estimated settlement of reimbursement obligation and the amount ultimately settled upon will be charged or credited to the Registrant's operations as such difference becomes determinable. Management can provide no assurances as to the ultimate settlement amount or method (and the timing thereof) relating to the reimbursement obligation.

    The Registrant's minority, non-managing partnership interest in RCA represents significant potential financial exposure. This exposure includes, and may not be limited to, the potential tax liability associated with the Registrant's negative tax basis, the joint and several guarantees and letter-of-credit provided by the Registrant to the mortgage lender on Rincon Center Phase Two and the master lessor on Rincon Center Phase One, and the potential tax liability that would exist from the cancellation of debt in connection with a possible debt restructuring. Additionally, RCA's managing general partner agreed to advance funds to RCA on behalf of the Registrant on an unsecured non-recourse basis, subject to interest at prime plus 2% and certain annual fees (principal, unpaid interest, and fees are collectively referred to as the RCA Advances). The RCA Advances amount to approximately $5,243,000 at June 30, 1997, and are not recorded by the Registrant since (i) the RCA Advances are only required to be repaid from the Registrant's share of future distributions from RCA, if any, (ii) the Registrant has no intention or legal obligation to repay the RCA Advances other than from its share of distributions from RCA, if any, and (iii) the Registrant does not anticipate any material cash distributions by RCA in the foreseeable future.

    Except as described above, at June 30, 1997, the Registrant has no contractual commitments for any material capital expenditures over the next twelve months or beyond that are not expected to be funded from the cash restricted for capital improvements, acquisitions and debt service or future cash flow generated by operating activities. Ongoing repair and maintenance expenditures are expected to be funded from cash flow generated by operating activities. Future tenant improvements and leasing commissions will be funded, in part, from the restricted cash described above, cash flow generated by operating activities and funds generated from future debt refinancings or property sales, if any.

    The Registrant continued to experience more stabilized operating results in its wholly owned properties during the first and second quarters of 1997, and except for RCA, expects this trend to continue. In addition, the completion of certain leasing transactions has continued to reduce the level of vacancy in the Registrant's portfolio; however, the Registrant is continuing to aggressively pursue new leases on currently available space and renew existing leases as they expire.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    As more fully described in Note 2 of the Registrant's unaudited condensed consolidated financial statements, the Registrant has not reimbursed the Issuing Bank of a letter of credit issued on behalf of the Registrant for the $3,650,000 drawn.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

    A Special in Lieu of Annual Meeting ("Annual Meeting") of Shareholders of the Registrant was held on July 21, 1997. At the Annual Meeting, the Shareholders elected six incumbent Directors and two new Directors. At the Annual Meeting, 3,289,878 shares of a total of 3,892,596 shares were represented; 3,266,438 shares voted in favor of all Nominees for Director. The following sets forth the results of the vote for each Nominee for
Director:

                                   TOTAL VOTE FOR       TOTAL VOTE WITHHELD
                                   EACH DIRECTOR        EACH DIRECTOR
                                   --------------       -------------------

     S.A. Calabrese                3,301,122            10,892

     M.D. Grossi                   3,301,338            10,676

     L.B. Helzel                   3,301,338            10,676

     M.A. Jacobs                   3,288,374            23,640

     C.L. Jarratt                  3,301,038            10,976

     R.V. Marino                   3,301,122            10,892

     R.M. Osborne                  3,301,038            10,976

     M.S. Roher                    3,301,338            10,676

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits:

    No.  Description
    ---  -----------
    27   Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PACIFIC GATEWAY PROPERTIES, INC.
                                       -------------------------------------
                                                  Registrant


Date: August 14, 1997                  /s/ Raymond V. Marino
      ---------------                  -------------------------------------
                                       Raymond V. Marino
                                       President and Chief Executive Officer


Date: August 14, 1997                  /s/ Melanie L. Adkins
      ---------------                  -------------------------------------
                                       Controller - Management Company
                                       (Principal Accounting Officer)


Date: August 14, 1997                  /s/ George S. Mercado
      ---------------                  -------------------------------------
                                       Controller - Corporate
                                       (Principal Accounting Officer)