Form 10-Q/A
period 1997-06-30
PACIFIC GATEWAY PROPERTIES INC
filed 1997-11-13
CIK 743443

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                     FORM 10-Q/A

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

        930 MONTGOMERY STREET, SUITE 400, SAN FRANCISCO, CALIFORNIA 94133
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code (415) 398-4800

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes       No   X
                                      ------    -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997:

$1.00 Par Value Common Stock                             3,892,596
----------------------------                   ------------------------------
    (Title of Class)                           (Number of Shares Outstanding)

                           PACIFIC GATEWAY PROPERTIES, INC.

                                        INDEX


Part I - Financial Information:                           PAGE NUMBER

    Item 1.   Consolidated Financial Statements

    Condensed Consolidated Balance Sheet as of
         June 30, 1997 and December 31, 1996                   3


    Condensed Consolidated Statement of Income for the
         Three and Six Months Ended June 30, 1997
         and 1996                                              4


    Condensed Consolidated Statement of Cash Flows for
         the Three and Six Months Ended June 30, 1997
         and 1996                                              5-6

    Notes to Condensed Consolidated Financial Statements       7-12

    Item 2.   Management's Discussion and
                   Analysis of Financial Condition
                   and Results of Operations                   13-18


Part II - Other Information:

    Item 1.        Legal Proceedings                           None

    Item 2.        Changes in Security                         None

    Item 3.        Defaults Upon Senior Securities             18

    Item 4.        Submission of Matters to a Vote
                      of Security Holders                      18

    Item 5.        Other Information                           None

    Item 6.        Exhibits and Reports on Form 8-K            18



Signatures                                                     19

                           PACIFIC GATEWAY PROPERTIES, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                     AS OF          AS OF
                                                  JUNE 30,   DECEMBER 31,
                                                      1997           1996
                                                  --------   ------------
ASSETS
Cash and cash equivalents                         $  2,331       $  2,899
Cash reserved for capital improvements,
  acquisitions and debt service                      1,909          9,975
Accounts receivable, prepaid taxes and other
  current assets                                       641          1,179
Investment properties                               68,687         46,632
  Less-accumulated depreciation and provision
  for write-down to net realizable value           (15,179)       (13,835)
                                                   -------        -------
    Investment properties, net                      53,508         32,797
                                                   -------        -------
Deferred tax asset                                   6,833          4,183
Capitalized loan costs, net                            906            717
Capitalized lease commissions and rent
  concessions, net                                     873            643
                                                   -------        -------
     Total assets                                  $67,001        $52,393
                                                   -------        -------
                                                   -------        -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, prepaid rent, tenant security
  deposits and other current liabilities          $  1,427       $  1,491
Debt related to investment properties               47,834         33,722
Deferred tax liability                              16,832         15,012
                                                   -------        -------
     Total liabilities                              66,093         50,225
                                                   -------        -------
STOCKHOLDERS' EQUITY
Common stock $1.00 par value--
  Authorized--10,000,000 shares
  Issued--4,011,150 shares                           4,011          4,011
Paid-in-deficit                                    (10,038)       (10,222)
Retained earnings                                    7,082          8,526
Treasury stock, at cost--118,554 common shares at
  June 30, 1997 and December 31, 1996               (2,037)        (2,037)
Warrants for common stock                            1,890          1,890
                                                   -------        -------
Total stockholders' equity                             908          2,168
                                                   -------        -------
     Total liabilities and stockholders' equity   $ 67,001       $ 52,393
                                                   -------        -------
                                                   -------        -------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           PACIFIC GATEWAY PROPERTIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                           FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                               ENDED JUNE 30,                ENDED JUNE 30,
                                                           --------------------           -------------------
                                                            1997           1996           1997           1996
                                                           -----           ----           ----           ----
INVESTMENT PROPERTIES:
  Rental revenues                                        $ 3,557        $ 2,546        $ 6,878        $ 5,720
  Operating expenses                                      (1,580)        (1,334)        (2,853)        (2,600)
  Interest expense                                        (1,049)          (605)        (1,900)        (1,508)
  Depreciation and amortization                             (793)          (634)        (1,507)        (1,238)
                                                         -------       --------        -------        -------
    Investment properties income (loss)                      135            (27)           618            374
General and administrative expenses                         (280)          (462)          (700)          (858)
Other income, net                                             64            210            101            214
                                                         -------       --------        -------        -------
Income (loss) before hotel operations, estimated
   property settlement obligation, property
   transactions and taxes                                    (81)          (279)            19           (270)
Income (loss) from hotel operations                            1            192            (93)         1,146
                                                         -------       --------        -------        -------
Income (loss) before estimated settlement
   obligation, property transactions
   and taxes                                                 (80)           (87)           (74)           876
Estimated provision for settlement of the
   reimbursement obligation                               (2,200)            --         (2,200)            --
Gain on sale of real estate assets, net                       --         10,900             --         10,900
                                                         -------       --------        -------        -------
Income (loss) before taxes                                (2,280)        10,813         (2,274)        11,776
Income tax benefit (provision)                               830         (4,434)           830         (4,808)
                                                         -------       --------        -------        -------
   Net income (loss)                                     $(1,450)       $ 6,379        $(1,444)       $ 6,968
                                                         -------       --------        -------        -------
                                                         -------       --------        -------        -------
Income (loss) per share, primary                         $ (0.32)       $  1.49        $ (0.32)       $  1.67
                                                         -------       --------        -------        -------
                                                         -------       --------        -------        -------
Income (loss) per share, fully diluted                   $ (0.32)       $  1.46        $ (0.32)       $  1.60
                                                         -------       --------        -------        -------
                                                         -------       --------        -------        -------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                               PACIFIC GATEWAY PROPERTIES, INC.
                                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                                     (IN THOUSANDS)

                                                          FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                              ENDED JUNE 30,                ENDED JUNE 30,
                                                          --------------------            ------------------
                                                           1997           1996            1997          1996
                                                          -----           ----            ----          ----
Cash flow from operating activities:
  Net income (loss)                                     $(1,450)      $  6,379        $ (1,444)     $  6,968
  Non-cash revenues and expenses
      included in net income (loss):
      Depreciation and amortization                         793            634           1,507         1,238
      Estimated provision for settlement of the
           reimbursement obligation                       2,200             --           2,200            --
      Gain on sale of real estate assets, net                --        (10,900)             --       (10,900)
  Change in assets and liabilities:
      Accounts receivable, prepaid taxes and other
           current assets                                   (37)          (337)            538          (250)
      Accounts payable and other current liabilities       (443)          (666)            (64)         (992)
      Current tax liability                                  --            626              --           626
      Deferred taxes                                       (830)         3,625            (830)        3,999
                                                       --------        -------        --------      --------
  NET CASH GENERATED BY (USED IN) OPERATING
      ACTIVITIES                                            233           (639)          1,907           689
                                                       --------        -------        --------      --------
Cash flow from investing activities:
  Additions to investment properties,
    capitalized loan costs, capitalized
    lease commissions and rent concessions                 (809)          (875)         (1,459)       (1,093)
  Proceeds from sale of property, net                        --         19,122             --         19,122
  Acquisition of investment properties                       --             --         (10,975)           --
                                                       --------        -------        --------      --------
  NET CASH GENERATED BY (USED IN) INVESTING
      ACTIVITIES                                           (809)        18,247         (12,434)       18,029
                                                       --------        -------        --------      --------
Cash flow from financing activities:
  Borrowings on debt related to investment
    properties                                               --             --           2,112            --
  Payments on debt related to investment properties        (212)          (388)           (403)       (1,062)
  Mortgages satisfied in connection with
    property dispositions                                    --        (15,224)             --       (15,224)
  Proceeds from shareholder short-swing sale                184             --             184            --
  (Increase) decrease in cash reserved for
    capital improvements, acquisitions,
    and debt service, net                                  (127)           (29)          8,066           138
                                                       --------        -------        --------      --------
  NET CASH GENERATED BY (USED IN) FINANCING
      ACTIVITIES                                           (155)       (15,641)          9,959       (16,148)
                                                       --------        -------        --------      --------
Increase (decrease) in cash and cash equivalents           (731)         1,967            (568)        2,570
Balance at beginning of period                            3,062            779           2,899           176
                                                       --------        -------        --------      --------
Balance at end of period                                $ 2,331       $  2,746        $  2,331      $  2,746
                                                       --------        -------        --------      --------
                                                       --------        -------        --------      --------

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                    PACIFIC GATEWAY PROPERTIES, INC.
                                         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                                               (IN THOUSANDS)

                                                          FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                              ENDED JUNE 30,                 ENDED JUNE 30,
                                                          --------------------           -------------------
                                                           1997           1996           1997           1996
                                                           ----           ----           ----           ----
Supplementary disclosures:

  Cash paid for interest                               $    972        $   811      $   1,900        $ 1,885
                                                       --------        -------      ---------        -------
                                                       --------        -------      ---------        -------
  Cash paid for taxes                                  $     --        $   410      $      --        $   410
                                                       --------        -------      ---------        -------
                                                       --------        -------      ---------        -------
  Non-cash transactions:
    Portion of acquisition of investment
      properties funded by assumption of
      mortgage debt                                    $     --        $    --      $  10,203        $    --
                                                       --------        -------      ---------        -------
                                                       --------        -------      ---------        -------
    Increase in mortgage debt in connection with
      reimbursement obligation                         $  2,200        $    --      $   2,200        $    --
                                                       --------        -------      ---------        -------
                                                       --------        -------      ---------        -------

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

2.  RINCON CENTER ASSOCIATES PARTNERSHIP (RCA)-- SAN FRANCISCO, CALIFORNIA

    The Registrant owns general (non-managing) and limited partnership interests in RCA totaling approximately 22.8% and, subject to the funding agreement entered into with RCA's managing general partner, Perini Land & Development Company (a wholly owned subsidiary of Perini Corporation), discussed below, is responsible for 20% of cash requirements in excess of available financing. The Registrant's minority, general (non-managing) and limited partnership interests in RCA represent significant potential financial exposure. This exposure includes and may not be limited to the potential tax liability associated with the Registrant's negative tax basis, the joint and several guarantees and letter-of-credit provided by the Registrant to the mortgage lender on Rincon Center Phase Two and the master lessor on Rincon Center Phase One, and the potential tax liability that would exist from the cancellation of debt in connection with a possible debt restructuring. Except for the estimated provision for settlement of the reimbursement obligation and deferred income tax liabilities related to the tax that would result from any gain recognized from the Registrant's negative tax basis in its partnership interest, the accompanying financial statements do not include any adjustments for these uncertainties.

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

    Summary unaudited financial statement data for RCA is as follows (in thousands):

AS OF                                    JUNE 30,        DECEMBER 31,
                                             1997               1996
                                        ---------        -----------
Investment properties, net              $ 100,548          $ 110,495
Other assets                               30,785             21,042
                                        ---------          ---------
                                        $ 131,333          $ 131,537
                                        ---------          ---------
                                        ---------          ---------
Debt                                    $  54,862          $  56,012
Amounts due to partners                   171,052            158,156
Other liabilities                          10,722             12,703
Partners' deficit                        (105,303)           (95,334)
                                        ---------          ---------
                                        $ 131,333          $ 131,537
                                        ---------          ---------
                                        ---------          ---------

                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                        JUNE 30,                 JUNE 30,
                                   ------------------       ----------------
                                   1997         1996        1997         1996
                                   ----         ----        ----         ----

Revenue                         $ 3,719      $ 5,483     $ 7,727     $ 10,824
Expenses:
  Operating and lease expenses    4,608        3,289       9,015        6,680
  Interest expense                3,759        4,682       7,239        9,394
  Depreciation expense              720          945       1,431        1,889
                                -------      -------     -------     --------
Net loss                        $(5,368)     $(3,433)    $(9,958)    $ (7,139)
                                -------      -------     -------     --------
                                -------      -------     -------     --------


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

                       FOR THE THREE MONTHS           FOR THE SIX MONTHS
                           ENDED JUNE 30,                ENDED JUNE 30,
                        1997           1996           1997           1996
                        ----           ----           ----           ----
Primary            4,564,800      4,284,697      4,476,107      4,166,097
                   ---------      ---------      ---------      ---------
                   ---------      ---------      ---------      ---------
Fully diluted      4,564,800      4,367,059      4,502,204      4,367,059
                   ---------      ---------      ---------      ---------
                   ---------      ---------      ---------      ---------

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings Per Share (SFAS No. 128). SFAS No. 128 requires the disclosure of basic earnings per share and modifies existing guidance for computing diluted earnings per share. Under the new standard, basic earnings per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. The effective date of SFAS No. 128 is December 15, 1997, and early adoption is not permitted. The Registrant intends to adopt provisions of SFAS No. 128 during the quarter and year ended December 31, 1997. Had the provisions of SFAS No. 128 been applied to the Registrant's results of operations for the three months ended June 30, 1997 and 1996, the Registrant's basic earnings per share would have been ($0.36) and $1.59 per share, respectively, and its diluted earnings per share would have been ($0.32) and $1.47 per share, respectively. Had the provisions of SFAS No. 128 been applied to the Registrant's results of operations for the six months ended June 30, 1997 and 1996, the Registrant's basic earnings per share would have been ($0.36) and $1.74 per share, respectively, and its diluted earnings per share would have been ($0.32) and $1.66 per share, respectively.

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

    The following unaudited pro-forma information reflects adjustments to the Registrant's historical results from these acquisitions and certain other transactions as if they had occurred on January 1, 1996 (in thousands, except share amounts):

                              FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                 ENDED JUNE 30,            ENDED JUNE 30,
                                   1997         1996         1997         1996
                                   ----         ----         ----         ----

Revenues                     $    3,557   $    3,364   $    7,023   $    7,356
                              ---------    ---------    ---------    ---------
                              ---------    ---------    ---------    ---------
Income (loss) before hotel
  operations, estimated
  settlement obligation,
  property transactions and
  taxes                      $      (81)  $     (183)  $       68   $      (78)
                              ---------    ---------    ---------    ---------
                              ---------    ---------    ---------    ---------
Income (loss) before hotel
  operations, estimated
  settlement obligation,
  property transactions and
  taxes per common share --
    Primary                  $    (0.02)  $    (0.04)  $     0.02   $    (0.02)
                              ---------    ---------    ---------    ---------
                              ---------    ---------    ---------    ---------
    Fully diluted            $    (0.02)  $    (0.04)  $     0.02   $    (0.02)
                              ---------    ---------    ---------    ---------
                              ---------    ---------    ---------    ---------
Weighted average common
  shares outstanding --
    Primary                   4,564,800    4,284,697    4,476,107    4,166,097
                              ---------    ---------    ---------    ---------
                              ---------    ---------    ---------    ---------
    Fully diluted             4,564,800    4,367,059    4,502,204    4,367,059
                              ---------    ---------    ---------    ---------
                              ---------    ---------    ---------    ---------

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

    INVESTMENT PROPERTIES - During the first six months of 1997, the income from investment properties was $618,000 compared to income of $374,000 during the first six months of 1996. During the second quarter of 1997 the income from investment properties was $135,000 compared to a loss of $27,000 for the second quarter
of 1996.   Interest expense increased from $1,508,000 during the first six months of 1996 to $1,900,000 during the first six months of 1997, primarily as a result of the debt associated with the properties acquired in January 1997. Depreciation and amortization expense increased as a result of commencing depreciation of expenditures capitalized during 1996 and early 1997 relating to the Registrant's leasing activities and capital improvement projects, and new investment property acquisitions completed in the first quarter of 1997.

    The following table identifies the impact of certain investment property dispositions, acquisitions and properties owned in the three and six months ended June 30, 1997 and 1996, respectively (in thousands):


                                                        FOR THE THREE                   FOR THE SIX
                                                         MONTHS ENDED                   MONTHS ENDED
                                                            JUNE 30,                       JUNE 30,
                                                       -------------------           -------------------
                                                       1997           1996           1997           1996
                                                       ----           ----           ----           ----
INVESTMENT PROPERTIES OWNED IN
   1997 AND 1996:

    Rental revenue                                  $ 2,697        $ 2,541        $ 5,287        $ 5,014
    Operating expense                                (1,231)        (1,473)        (2,265)        (2,481)
    Interest expense                                   (695)          (595)        (1,394)        (1,239)
    Depreciation expense                               (661)          (634)        (1,292)        (1,238)
                                                    -------        -------        -------        -------
                                                        110           (161)           336             56
                                                    -------        -------        -------        -------
INVESTMENT PROPERTIES ACQUIRED IN
   JANUARY 1997:

    Rental revenue                                      860            --           1,591             --
    Operating expense                                  (349)           --            (588)            --
    Interest expense                                   (354)           --            (506)            --
    Depreciation expense                               (132)           --            (215)            --
                                                    -------        -------        -------        -------
                                                         25            --             282             --
                                                    -------        -------        -------        -------
INVESTMENT PROPERTY SOLD IN APRIL 1996:

    Rental revenue                                       --             5              --            706
    Operating expense                                    --           139              --           (119)
    Interest expense                                     --           (10)             --           (269)
    Depreciation expense                                 --             0              --             --
                                                    -------        -------        -------        -------
                                                         --           134              --            318
                                                    -------        -------        -------        -------
TOTAL INVESTMENT PROPERTIES:

    Rental revenue                                    3,557         2,546           6,878          5,720
    Operating expense                                (1,580)       (1,334)         (2,853)        (2,600)
    Interest expense                                 (1,049)         (605)         (1,900)        (1,508)
    Depreciation expense                               (793)         (634)         (1,507)        (1,238)
                                                    -------        -------        -------        -------
   TOTAL INVESTMENT PROPERTIES INCOME
    (LOSS)                                          $   135       $   (27)        $   618        $   374
                                                    -------        -------        -------        -------
                                                    -------        -------        -------        -------


    GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses in the first six months of 1997 amounted to $700,000 compared to $858,000 for the first six months of 1996. General and administrative expenses for the second quarter of 1997 and 1996 were $280,000 and $462,000, respectively. The decrease is primarily attributable to a decrease in professional services and personnel costs including severance to a former executive.

    OTHER INCOME, NET - Other income, net, consisting primarily of interest income, was $101,000 and $64,000 during the first six months and second quarter of 1997, respectively. Other income, net, consisting primarily of business advisory fees and income from the sale of vacant land in Colorado was $214,000 and $210,000 during the first six months and second quarter of 1996, respectively.

    HOTEL PROPERTY - The Registrant sold its hotel property in December 1996 and, accordingly, a comparison of the operations from the first six months and second quarter of 1996 to the first six months and second quarter of 1997 is not meaningful.

    ESTIMATED PROVISION FOR SETTLEMENT OF THE REIMBURSEMENT OBLIGATION - Effective June 30, 1997, the Registrant recorded an estimated provision of $2.2 million for the ultimate settlement of the letter-of-credit reimbursement obligation, as more fully discussed in Note 2 to the Registrant's unaudited condensed consolidated financial statements.

    GAIN ON SALE OF REAL ESTATE ASSETS, NET - In April 1996, the Registrant sold the Village Commons Shopping Center, located in West Palm Beach, Florida, to an unrelated party and realized a gain of $10,900,000.

    INCOME TAX BENEFIT (PROVISION) - A tax benefit of $830,000 has been recorded in connection with the net loss for the three and six months ended June 30, 1997. A tax provision is recorded in connection with the net income for the three and six months ended June 30, 1996, of $4,434,000 and $4,808,000, respectively. These amounts have been recorded in accordance with Statement of Financial Accounting Standards No. 109.

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

    The Registrant has taken several actions to generate and conserve cash, and continues to review and analyze alternative actions. At the same time, the Registrant is seeking to retain value and identify future opportunities for investment. At June 30, 1997, the Registrant had approximately $2.3 million of unrestricted cash, investment properties with a net book value of approximately $53.5 million, total non-recourse mortgage debt and secured estimated settlement obligation of approximately $47.8 million and stockholders' equity of approximately $.9 million. At June 30, 1997, the Registrant had approximately $1.9 million of restricted cash. Given the Registrant's desire to increase its liquidity, the Registrant has actively pursued the sale of selected real estate assets in the past, has restructured and refinanced its mortgage debt, and has entered into an agreement with the managing general partner of RCA to limit the Registrant's cash obligations to RCA. The Registrant continues to evaluate various alternatives to improve its liquidity through debt refinancing and the sale of properties which do not fit within its long term strategy. Funds raised in the preceding fashion would be used for tenant improvements and other capital requirements, certain mandatory debt reductions, and possible new investments.

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

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

    A Special in Lieu of Annual Meeting ("Annual Meeting") of Shareholders of the Registrant was held on July 21, 1997. At the Annual Meeting, the Shareholders elected six incumbent Directors and two new Directors. At the Annual Meeting, 3,289,878 shares of a total of 3,892,596 shares were represented. The following sets forth the results of the vote for each Nominee for Director:

                                  TOTAL VOTE FOR      TOTAL VOTE WITHHELD
                                  EACH DIRECTOR       EACH DIRECTOR
                                  -------------       -------------
         S.A. Calabrese           3,301,122           10,892

         M.D. Grossi              3,301,338           10,676

         L.B. Helzel              3,301,338           10,676

         M.A. Jacobs              3,288,374           23,640

         C.L. Jarratt             3,301,038           10,976

         R.V. Marino              3,301,122           10,892

         R.M. Osborne             3,301,038           10,976

         M.S. Roher               3,301,338           10,676

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


                         PACIFIC GATEWAY PROPERTIES, INC.
                         --------------------------------
                                   Registrant


Date: November 10, 1997  /s/ Raymond V. Marino
                         -------------------------------------
                         Raymond V. Marino
                         President and Chief Executive Officer



Date: November 10, 1997  /s/ Melanie L. Adkins
                         -------------------------------------
                         Controller - Management Company
                         (Principal Accounting Officer)



Date: November 10, 1997  /s/ George S. Mercado
                         -------------------------------------
                         Controller - Corporate
                         (Principal Accounting Officer)