Form 10-Q
period 1997-09-30
PACIFIC GATEWAY PROPERTIES INC
filed 1997-11-14
CIK 743443

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended September 30, 1997

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-8692

                        PACIFIC GATEWAY PROPERTIES, INC.
             (Exact name of Registrant as specified in its charter)

                NEW YORK                               04-2816560
     -------------------------------               ------------------
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

                                NOT APPLICABLE
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997:

$1.00 Par Value Common Stock                            3,892,596
---------------------------------              ----------------------------
      (Title of Class)                        (Number of Shares Outstanding)

                        PACIFIC GATEWAY PROPERTIES, INC.

                                     INDEX


Part I - Financial Information:                                  Page Number
                                                                 -----------
     Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets as of
          September 30, 1997 and December 31, 1996                    3


     Condensed Consolidated Statements of Income for
          the Three and Nine Months Ended September 30,
          1997 and 1996                                               4


     Condensed Consolidated Statements of Cash Flows
          for the Three and Nine Months Ended September 30,           5-6
          1997 and 1996

     Notes to Condensed Consolidated Financial Statements             7-12

     Item 2.   Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                         12-18


Part II - Other Information

     Item 1.   Legal Proceedings                                      18

     Item 2.   Changes in Security                                    None

     Item 3.   Defaults Upon Senior Securities                        None

     Item 4.   Submission of Matters to a Vote                        None
               of Security Holders

     Item 5.   Other Information                                      None

     Item 6.   Exhibits and Reports on Form 8-K                       18



Signatures                                                            19

                        PACIFIC GATEWAY PROPERTIES, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                          AS OF         AS OF
                                                  SEPTEMBER 30,  DECEMBER 31,
                                                           1997          1996
                                                  -------------  ------------
ASSETS
Cash and cash equivalents                             $  2,516      $  2,899
Cash reserved for capital improvements,
  acquisitions, debt service, property taxes
  and insurance                                          1,532         9,975
Accounts receivable, prepaid taxes and other
  current assets                                           509         1,179
Investment properties                                   69,506        46,632
  Less-accumulated depreciation and provision
  for write-down to net realizable value               (15,875)      (13,835)
                                                      --------      --------
    Investment properties, net                          53,631        32,797
                                                      --------      --------
Deferred tax asset                                       7,093         4,183
Capitalized loan costs, net                                856           717
Capitalized lease commissions and rent
  concessions, net                                         885           643
                                                      --------      --------
     Total assets                                     $ 67,022      $ 52,393
                                                      --------      --------
                                                      --------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, prepaid rent, tenant security
  deposits, accrued interest and other current
  liabilities                                         $  1,792      $  1,491
Debt related to investment properties                   47,615        33,722
Deferred tax liability                                  16,952        15,012
                                                      --------      --------
     Total liabilities                                  66,359        50,225
                                                      --------      --------
STOCKHOLDERS' EQUITY
Common stock $1.00 par value--
  Authorized--10,000,000 shares
  Issued--4,011,150 shares                               4,011         4,011
Paid-in-deficit                                        (10,038)      (10,222)
Retained earnings                                        6,837         8,526
Treasury stock, at cost--118,554 common shares at
  September 30, 1997 and December 31, 1996              (2,037)       (2,037)
Warrants for common stock                                1,890         1,890
                                                      --------      --------
Total stockholders' equity                                 663         2,168
                                                      --------      --------
     Total liabilities and stockholders' equity       $ 67,022      $ 52,393
                                                      --------      --------
                                                      --------      --------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                  FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                  --------------------     -------------------
                                                    1997        1996         1997        1996
                                                    ----        ----         ----        ----
INVESTMENT PROPERTIES:
  Rental revenues                                 $  3,274    $  2,699     $ 10,152    $  8,419
  Operating expenses                                (1,557)     (1,456)      (4,410)     (4,056)
  Interest expense                                  (1,089)       (661)      (2,989)     (2,169)
  Depreciation and amortization                       (793)       (661)      (2,300)     (1,899)
                                                  --------    --------     --------    --------
    Investment properties income (loss)               (165)        (79)         453         295
                                                  --------    --------     --------    --------
General and administrative expenses                   (250)       (408)        (950)     (1,266)
Other income, net                                       30          38          131         252
                                                  --------    --------     --------    --------
Loss before hotel operations, estimated
   settlement obligation, property
   transactions and taxes                             (385)       (449)        (366)       (719)
Income (loss) from hotel operations                     --        (108)         (93)      1,038
                                                  --------    --------     --------    --------
Income (loss) before estimated settlement
   obligation, property transactions and
   taxes                                              (385)       (557)        (459)        319
Estimated provision for settlement of the
   reimbursement obligation                             --          --       (2,200)         --
Gain on sale of real estate assets, net                 --          --           --      10,900
                                                  --------    --------     --------    --------
Income (loss) before taxes                            (385)       (557)      (2,659)     11,219
Income tax benefit (provision)                         140           8          970      (4,800)
                                                  --------    --------     --------    --------
  Net income (loss)                               $   (245)   $   (549)    $ (1,689)   $  6,419
                                                  --------    --------     --------    --------
                                                  --------    --------     --------    --------


Income (loss) per share, primary                    $(0.05)     $(0.13)      $(0.37)     $ 1.53
                                                    ------      ------       ------      ------
                                                    ------      ------       ------      ------

Income (loss) per share, fully diluted              $(0.05)     $(0.13)      $(0.37)     $ 1.53
                                                    ------      ------       ------      ------
                                                    ------      ------       ------      ------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                    FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                    --------------------     -------------------
                                                      1997        1996         1997        1996
                                                      ----        ----         ----        ----
Cash flow from operating activities:
  Net income (loss)                                 $   (245)   $   (549)    $ (1,689)   $  6,419
  Non-cash revenues and expenses
      included in net income (loss):
      Depreciation and amortization                      793         661        2,300       1,899
      Estimated provision for settlement of
        the reimbursement obligation                      --          --        2,200          --
      Gain on sale of real estate assets, net             --          --           --     (10,900)
  Change in assets and liabilities:
      Accounts receivable, prepaid taxes and
        other current assets                             132         752          670         502
      Accounts payable and other current
        liabilities                                      365         182          301        (810)
      Current tax liability                               --        (535)          --          91
      Deferred taxes                                    (140)         33         (970)      4,032
                                                    --------    --------     --------    --------
  NET CASH GENERATED BY OPERATING ACTIVITIES             905         544        2,812       1,233
                                                    --------    --------     --------    --------

Cash flow from investing activities:
  Additions to investment properties,
    capitalized loan costs, and capitalized
    lease commissions and rent concessions              (878)       (359)      (2,337)     (1,452)
  Proceeds from sale of properties, net                   --          --           --      19,122
  Acquisition of investment properties                    --          --      (10,975)         --
                                                    --------    --------     --------    --------
  NET CASH GENERATED BY (USED IN) INVESTING
      ACTIVITIES                                        (878)       (359)     (13,312)     17,670
                                                    --------    --------     --------    --------

Cash flow from financing activities:
  Borrowings on debt related to investment
    properties                                            --       3,850        2,112       3,850
  Payments on debt related to investment
    properties                                          (219)     (4,020)        (622)     (5,082)
  Mortgages satisfied in connection with
    property dispositions                                 --         (26)          --     (15,250)
  Proceeds from shareholder short-swing sale              --          --          184          --
  (Increase) decrease in cash reserved for
    capital improvements, acquisitions,
    debt service, property taxes and
    insurance, net                                       377         (70)       8,443          68
                                                    --------    --------     --------    --------
  NET CASH GENERATED BY (USED IN) FINANCING
      ACTIVITIES                                         158        (266)      10,117     (16,414)
                                                    --------    --------     --------    --------

Increase (decrease) in cash and cash equivalents         185         (81)        (383)      2,489
Balance at beginning of period                         2,331       2,746        2,899         176
                                                    --------    --------     --------    --------
Balance at end of period                            $  2,516    $  2,665     $  2,516    $  2,665
                                                    --------    --------     --------    --------
                                                    --------    --------     --------    --------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                    FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                    --------------------     -------------------
                                                      1997        1996         1997        1996
                                                      ----        ----         ----        ----
SUPPLEMENTAL DISCLOSURES:

  Cash paid for interest                            $   968     $   674      $  2,868    $  2,559
                                                    -------     -------      --------    --------
                                                    -------     -------      --------    --------
  Cash paid for taxes                               $    --     $    --      $     --    $    410
                                                    -------     -------      --------    --------
                                                    -------     -------      --------    --------
  Non-cash transactions:
    Portion of acquisition of investment
      properties funded by assumption of
      mortgage debt                                 $    --     $    --      $ 10,203    $     --
                                                    -------     -------      --------    --------
                                                    -------     -------      --------    --------
    Increase in mortgage debt in connection
      with reimbursement obligation                 $    --     $    --      $  2,200    $     --
                                                    -------     -------      --------    --------
                                                    -------     -------      --------    --------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Registrant's 1996 Form 10-K and Form 10-Q for the quarter and nine months ended September 30, 1996. These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of the Registrant, all material adjustments of a normal recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

     RCA sold Rincon Center Phase One to Chrysler MacNalley Corporation (Chrysler) in June 1988; subsequently, RCA leased the property back under a master lease which is treated as an operating lease for financial reporting purposes. In July 1993, Chrysler completed refinancing of Rincon Center Phase One. The maturity date of this debt is July 1, 1998. Payments under the master lease agreement may be adjusted to reflect adjustments in the rate of interest payable by Chrysler on the Rincon Center Phase One debt. The master lease also permits Chrysler to put the property back to RCA at stipulated prices beginning January 1998 if long-term financing meeting certain conditions is not obtained. RCA is attempting to obtain financing or restructure the existing debt in order to meet the condition of the master lease prior to January 1998. On June 30, 1997, RCA filed a lawsuit against Chrysler in Superior Court in the State of California, County of San Francisco. The lawsuit's primary cause of action alleges that Chrysler has breached the master lease and a certain letter agreement because the rent payments due from RCA after the 1993 refinancing of Rincon Center Phase One, resulted in an increase in Chrysler's after tax rate of return from rent payments. The lawsuit states that such excessive rent recalculations directly contravene both the letter and the spirit of the master lease.

     In September 1993, RCA completed a refinancing of Rincon Center Phase Two with its existing lender. A portion of the security for the refinanced loan was a $3.65 million letter-of-credit issued by a bank (the Issuing Bank) on behalf of the Registrant in favor of the refinancing lender. The reimbursement obligation of the Registrant to the Issuing Bank is full recourse to the Registrant and is secured by the Registrant's 410 First
Avenue property located in Needham, Massachusetts.   The letter-of-credit for
$3.65 million was drawn by the refinancing lender prior to its expiration date of June 23, 1997. The refinancing lender is currently holding the $3.65 million in a separate restricted account on behalf of RCA and has not applied said funds to any outstanding debt of RCA. The Issuing Bank made a demand on the Registrant to reimburse them for the $3.65 million drawn on the letter-of-credit and also notified the Registrant it is in default with respect to the reimbursement obligation. On August 21, 1997, the Issuing Bank commenced an action for conditional judgement seeking, among other remedies, to foreclose on the Massachusetts property. Under Massachusetts law, such foreclosure could not take place until at least three years and two months after the issuance of the conditional judgement. However, if the Registrant does not pay the amount of the conditional judgement within two months after its issuance, the Issuing Bank could take possession of the property during the three year period preceding foreclosure. In such action, the Issuing Bank is seeking to assert a deficiency claim against the Registrant for any alleged difference between the value of the foreclosed property and the $3.65 million drawn on the letter-of-credit including outstanding interest and fees. The Registrant intends to vigorously defend such deficiency claim. Since any assets of the Registrant which are applied to the reimbursement obligation would constitute additional investment in RCA, which the Registrant considers of no value, the net book value of such assets would be written off and charged to the earnings of the Registrant when said assets were applied to the reimbursement obligation. In accordance with generally accepted accounting principles, effective June 30, 1997, the Registrant recorded an "estimated provision for settlement of the reimbursement obligation" in the amount of $2.2 million to provide for the ultimate settlement of the reimbursement obligation. The accrued amount is equal to the net book value at June 30, 1997, of the Needham, Massachusetts property that serves as collateral for the reimbursement obligation, resulting in an effective discount of the $3.65 million face value of the reimbursement
obligation.   The Registrant has recorded rental revenue and operating
expenses related to this property, as well as accrued interest on the $3.65 million settlement obligation at a rate of prime plus three percent. Any difference between that estimated provision for settlement of the reimbursement obligation and the amount ultimately settled upon will be charged or credited to the Registrant's operations as such difference becomes determinable. Management can provide no assurances as to the ultimate settlement amount or method (and the timing thereof) relating to the reimbursement obligation.

     In 1993, the Registrant entered into an agreement with RCA's managing general partner whereby such managing general partner agreed to advance funds to RCA on behalf of the Registrant on an unsecured non-recourse basis, subject to interest at prime plus 2% and certain annual fees (principal, unpaid interest and fees are collectively referred to as the RCA Advances). This agreement does not reduce the level of the Registrant's general and limited partner interest in RCA. The RCA Advances are only required to be repaid from the Registrant's share of future distributions from RCA, if any. During the first nine months of 1997 and 1996, RCA incurred net losses of $16,355,000 and $10,650,000 respectively. The RCA Advances amount to approximately $6,219,000 at September 30, 1997, and as noted above, are not recorded on the Registrant's financial statements since (i) the RCA advances are only required to be repaid from the Registrant's share of future distributions from RCA, if any, (ii) the Registrant has no intention or legal obligation to repay the RCA Advances other than from its share of distributions from RCA, if any, and (iii) the Registrant does not anticipate any material cash distributions by RCA in the foreseeable future.

     During 1997, the Registrant has asserted certain claims against RCA for payment to the Registrant by RCA for leasing services provided to RCA by the Registrant during 1996. The Registrant has not accrued for such claims pending resolution of this matter with RCA's managing general partner.

     Summary financial statement data for RCA is as follows (in thousands):



AS OF                              SEPTEMBER 30,  DECEMBER 31,
                                            1997          1996
                                            ----          ----

Investment properties, net             $ 100,034     $ 110,495
Other assets                              31,465        21,042
                                       ---------     ---------
                                       $ 131,499     $ 131,537
                                       ---------     ---------
                                       ---------     ---------

Debt                                   $  54,287     $  56,012
Amounts due to partners                  177,131       158,156
Other liabilities                         11,770        12,703
Partners' deficit                       (111,689)      (95,334)
                                       ---------     ---------
                                       $ 131,499     $ 131,537
                                       ---------     ---------
                                       ---------     ---------


                                   THREE MONTHS ENDED  NINE MONTHS ENDED
                                      SEPTEMBER 30,       SEPTEMBER 30,
                                      -------------       -------------
                                     1997       1996     1997       1996
                                     ----       ----     ----       ----
Revenue                            $ 4,439    $ 5,373  $ 12,166   $ 16,197
Expenses:
  Operating and lease expenses       6,177      2,941    15,192      9,621
  Interest expense                   3,890      4,997    11,129     14,391
  Depreciation expense                 769        946     2,200      2,835
                                   -------    -------  --------   --------
                                    10,836      8,884    28,521     26,847
                                   -------    -------  --------   --------
Net loss                           $(6,397)   $(3,511) $(16,355)  $(10,650)
                                   -------    -------  --------   --------
                                   -------    -------  --------   --------

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

     The weighted average number of common shares and common share equivalents outstanding for the three and nine months ended September 30, 1997 and 1996 are as follows:



                         FOR THE THREE MONTHS     FOR THE NINE MONTHS
                          ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                           1997        1996         1997       1996
                           ----        ----         ----       ----

Primary                  4,567,270   4,290,710    4,509,204  4,208,196
                         ---------   ---------    ---------  ---------
                         ---------   ---------    ---------  ---------

Fully diluted            4,567,270   4,290,710    4,545,880  4,208,196
                         ---------   ---------    ---------  ---------
                         ---------   ---------    ---------  ---------

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings Per Share (SFAS No. 128). SFAS No. 128 requires the disclosure of basic earnings per share and modifies existing guidance for computing diluted earnings per share. Under the new standard, basic earnings per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and
other potentially dilutive securities.   The effective date of SFAS No. 128
is December 15, 1997, and early adoption is not permitted. The Registrant intends to adopt provisions of SFAS No. 128 during the quarter and year ended December 31, 1997. Had the provisions of SFAS No. 128 been applied to the Registrant's results of operations for the three months ended September 30, 1997 and 1996, the Registrant's basic earnings per share would have been ($0.06) and ($0.14) per share, respectively, and its diluted earnings per share would have been ($0.05) and ($0.13) per share, respectively. Had the provisions of SFAS No. 128 been applied to the Registrant's results of operations for the nine months ended September 30, 1997 and 1996, the Registrant's basic earnings per share would have been ($0.42) and $1.60 per share, respectively, and its diluted earnings per share would have been ($0.37) and $1.53 per share, respectively.

4.   ACQUISITION OF INVESTMENT PROPERTY

     On January 17, 1997, the Registrant purchased two properties to complete a tax deferred exchange in accordance with Section 1031 of the Internal Revenue Code, in connection with the December 1996 sale of the Radisson Suites Hotel. The first acquisition was West Valley Executive Park, a multi-tenant, six building, 165,000 square foot campus style office park in San Jose, California, that was acquired for $17,500,000. In connection with the West Valley Executive Park acquisition, the Registrant assumed approximately $10,203,000 in mortgage debt from Sun Life Assurance Company of Canada (U.S.). The loan is amortized over twenty years at a fixed annual interest rate of 9.125% and matures on June 30, 2005. The debt continues to be assumable and is subject to a prepayment penalty if paid off prior to maturity. The second acquisition was a multi-tenant, 23,000 square foot, six story steel frame office building located at 930 Montgomery Street, San Francisco, California, for $3,250,000. In connection with the 930 Montgomery Street acquisition, the Registrant obtained $2,112,500 in mortgage debt from Redwood Bank. The loan is amortized over twenty-five years at a floating interest rate of 3% over the one year treasury bond rate, adjustable every six months, and matures on February 1, 2002. The Redwood Bank debt can be prepaid at any time without a penalty.

     The following unaudited pro-forma information reflects adjustments to the Registrant's historical results from these acquisitions and certain other transactions as if they had occurred on January 1, 1996 (in thousands, except share amounts):


                                   FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                    ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                     1997        1996         1997       1996
                                     ----        ----         ----       ----

Revenues                           $ 3,274     $ 3,517      $ 10,297   $ 10,874
                                   -------     -------      --------   --------
                                   -------     -------      --------   --------

Loss before hotel operations,
  estimated settlement
  obligation, property
  transactions and taxes           $  (385)    $  (353)     $   (317)  $   (431)
                                   -------     -------      --------   --------
                                   -------     -------      --------   --------

Loss before hotel operations,
  estimated settlement
  obligation, property
  transactions and taxes per
  common share --
     Primary                       $ (0.08)    $ (0.08)     $  (0.07)  $  (0.10)
                                   -------     -------      --------   --------
                                   -------     -------      --------   --------
     Fully diluted                 $ (0.08)    $ (0.08)     $  (0.07)  $  (0.10)
                                   -------     -------      --------   --------
                                   -------     -------      --------   --------

Weighted average common shares
  outstanding --
     Primary                     4,567,270   4,290,710     4,509,204  4,208,196
                                 ---------   ---------     ---------  ---------
                                 ---------   ---------     ---------  ---------
     Fully diluted               4,567,270   4,290,710     4,545,880  4,208,196
                                 ---------   ---------     ---------  ---------
                                 ---------   ---------     ---------  ---------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Registrant is a New York corporation formed in 1984 for the purpose of investing and managing income producing real estate. The Registrant's overall business plan has been to assemble a substantial portfolio of income producing properties. The Registrant historically focused its property acquisitions in four markets: Northern California, Arizona, Florida and Massachusetts. The Registrant's long-term objectives continue to be maximizing net cash flow from operations and achieving growth through appreciation of asset values. The current strategic plan of the Registrant is to focus on real estate investment on the West Coast with specific emphasis on the San Francisco Bay Area. The current investment emphasis is on commercial properties which require aggressive management and leasing in order to maximize their potential. This strategy is influenced by the following factors: (1) the Registrant's current property portfolio is concentrated on the West Coast; and (2) the Registrant believes that geographic concentration will enhance operational efficiencies.

     The following discussion should be read in conjunction with the Registrant's Form 10-K for 1996, quarterly report on Form 10-Q for the quarter and nine months ended September 30, 1996, and in conjunction with the Condensed Consolidated Balance Sheet, Statement of Operations and Cash Flows and the notes thereto. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases used in this section either (i) describe accounting terms that are used as line items in such financial statements, or (ii) have the meaning ascribed to them in such financial statements and the notes thereto.

FINANCIAL CONDITION

     CAPITAL IMPROVEMENTS, TENANT IMPROVEMENTS AND OTHER DEFERRED COSTS -- During the three and nine months ended September 30, 1997, there were additions to investment properties amounting to approximately $878,000 and $2,337,000, respectively, for tenant improvements, capital improvements and other deferred costs which includes leasing commissions. The Registrant anticipates further additions to investment properties of approximately $2,000,000 during the remainder of 1997.

     FINANCING -- Approximately $219,000 and $622,000 of debt principal was repaid in the three and nine months ended September 30, 1997, respectively, as scheduled debt amortization. In connection with the acquisitions of investment properties during the nine months ended September 30, 1997, the Registrant assumed and borrowed mortgage notes totaling approximately $12,315,000. Accordingly, at September 30, 1997, the Registrant has fixed rate mortgage debt of approximately $43.3 million bearing interest at a weighted average rate of 8.49%, one floating rate mortgage of approximately $2.1 million bearing interest at a rate of 8.75%, and a secured estimated settlement obligation recorded at $2.2 million (accruing interest at a rate of prime plus 3% on the stated settlement obligation of $3.65 million), as more fully discussed in Note 2 of the Registrant's unaudited condensed consolidated financial statements.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     INVESTMENT PROPERTIES - During the first nine months of 1997, the income from investment properties was $453,000 compared to income of $295,000 during the first nine months of 1996. During the third quarter of 1997 the loss from investment properties was $165,000 compared to a loss of $79,000
for the third quarter of 1996.   Interest expense increased from $2,169,000
during the first nine months of 1996 to $2,989,000 during the first nine months of 1997 primarily as a result of the debt associated with the properties acquired in January 1997. Also included in interest expense for the first nine months of 1997 is $121,000 of interest recorded on the settlement obligation as described above. Depreciation and amortization expense increased as a result of commencing depreciation of expenditures capitalized during 1996 and early 1997 relating to the Registrant's leasing activities and capital improvement projects, and new investment property acquisitions completed in the first quarter of 1997.

     The following table identifies the impact of certain investment property dispositions, acquisitions, and properties owned in the three and nine months ended September 30, 1997 and 1996, respectively (in thousands):


                                               FOR THE THREE        FOR THE NINE
                                                MONTHS ENDED        MONTHS ENDED
                                                SEPTEMBER 30,       SEPTEMBER 30,
                                                -------------       -------------
                                               1997      1996      1997      1996
                                               ----      ----      ----      ----
INVESTMENT PROPERTIES OWNED IN
   1997 AND 1996:

     Rental revenue                          $ 2,539   $ 2,699   $ 7,826   $ 7,713
     Operating expense                        (1,194)   (1,479)   (3,459)   (3,960)
     Interest expense                           (813)     (661)   (2,207)   (1,900)
     Depreciation expense                       (653)     (661)   (1,945)   (1,899)
                                             -------   -------   -------   -------
                                                (121)     (102)      215       (46)
                                             -------   -------   -------   -------

INVESTMENT PROPERTIES ACQUIRED IN
   JANUARY 1997:

     Rental revenue                              735        --     2,326        --
     Operating expense                          (363)       --      (951)       --
     Interest expense                           (276)       --      (782)       --
     Depreciation expense                       (140)       --      (355)       --
                                             -------   -------   -------   -------
                                                 (44)                238        --
                                             -------   -------   -------   -------

INVESTMENT PROPERTY SOLD IN APRIL 1996:

     Rental revenue                               --        --        --       706
     Operating expense                            --        23        --       (96)
     Interest expense                             --        --        --      (269)
     Depreciation expense                         --        --        --        --
                                             -------   -------   -------   -------
                                                  --        23        --       341
                                             -------   -------   -------   -------


TOTAL INVESTMENT PROPERTIES:

     Rental revenue                            3,274     2,699    10,152     8,419
     Operating expense                        (1,557)   (1,456)   (4,410)   (4,056)
     Interest expense                         (1,089)     (661)   (2,989)   (2,169)
     Depreciation expense                       (793)     (661)   (2,300)   (1,899)
                                             -------   -------   -------   -------

   TOTAL INVESTMENT PROPERTIES
     INCOME (LOSS)                           $  (165)  $   (79)  $   453   $   295
                                             -------   -------   -------   -------
                                             -------   -------   -------   -------


     GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses in the first nine months of 1997 amounted to $950,000 compared to $1,226,000 for the first nine months of 1996. General and administrative expenses for the third quarter of 1997 and 1996 were $250,000 and $408,000, respectively. The decrease is primarily attributable to a decrease in professional services and personnel costs including severance to a former executive.

     OTHER INCOME, NET - Other income, net, consisting primarily of interest income was $131,000 and $30,000 during the first nine months and third quarter of 1997, respectively. Other income, net, consisting primarily of business advisory fees and income from the sale of vacant land in Colorado was $252,000 and $38,000 during the first nine months and third quarter of 1996, respectively.

     HOTEL PROPERTY - The Registrant sold its hotel property in December 1996 and, accordingly, a comparison of operations from the first nine months and third quarter of 1996 to the first nine months and third quarter of 1997 is not meaningful.

     ESTIMATED PROVISION FOR SETTLEMENT OF THE REIMBURSEMENT OBLIGATION - Effecive June 30, 1997, the Registrant recorded an estimated provision of $2.2 million for the ultimate settlement of the letter-of-credit reimbursement obligation, as more fully discussed in Note 2 to the Registrant's unaudited condensed consolidated financial statements.

     GAIN ON SALE OF REAL ESTATE ASSETS, NET - In April 1996, the Registrant sold the Village Commons Shopping Center, located in West Palm Beach, Florida, to an unrelated party and realized a gain of $10,900,000.

     INCOME TAX BENEFIT (PROVISION) - A tax benefit of $970,000 and $140,000 has been recorded in connection with the net loss for the first nine months and third quarter of 1997, respectively. A tax provision of $4,800,000 has been recorded in connection with the net income for the nine months ended September 30, 1996. A tax benefit of $8,000 has been recorded in connection with the net loss for the three months ended September 30, 1996. These amounts have been recorded in accordance with Statement of Financial Accounting Standards No. 109.

LIQUIDITY AND CAPITAL RESOURCES

REGULATION AND SUPERVISION

     Many jurisdictions have adopted laws and regulations relating to the ownership of real estate. Compliance with these requirements from time to time may require capital expenditures by the Registrant (for example, expenditures necessary in order to comply with the Americans with Disabilities Act or changes in local building or other codes). In addition, the Registrant may from time to time have to expend capital for environmental control facilities. While the ownership of real estate may entail environmental risks and liabilites to the owner, the Registrant's management is sensitive to environmental issues and is not currently aware of and does not expect any material effects on current or future capital expenditures, earnings or competitive position resulting from compliance with present federal, state or local environmental control provisions.

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

     The Registrant has taken several actions to generate and conserve cash, and continues to review and analyze alternative actions. At the same time, the Registrant is seeking to retain value and identify future opportunities for investment. At September 30, 1997, the Registrant has approximately $2.5 million of unrestricted cash, investment properties with a net book value of approximately $53.6 million (including the Needham, Massachusetts property recorded at its estimated net realizable value of $2.2 million), total non-recourse mortgage debt and secured estimated settlement obligation of approximately $47.6 million and stockholders' equity of approximately $.7 million. At September 30, 1997, the Registrant had approximately $1.5 million of restricted cash. Given the Registrant's desire to increase its liquidity, the Registrant has actively pursued the sale of selected real estate assets in the past, has restructured and refinanced its mortgage debt, and has entered into an agreement with the managing general partner of RCA to limit the Registrant's cash obligations to RCA. The Registrant continues to evaluate various alternatives to improve its liquidity through debt refinancing and the sale of properties which do not fit within its long term strategy. Funds raised in the preceeding fashion would be used for tenant improvements and other capital requirements, certain mandatory debt reductions, and possible new investments.

     Scheduled principal maturites on the above described debt during the twelve month period ending September 30, 1998, will amount to approximately $923,000. This amount does not include the ultimate settlement of the reimbursement obligation.

     The Registrant is also obligated to fund reserves for building, tenant improvements, leasing commissions and debt service in connection with its mortgage loans on Walnut Creek Executive Park, North Tucson Business Center and South Bay Office Tower. Scheduled funding under the various loan agreements during the twelve month period ending September 30, 1998, will amount to approximately $695,000.

     The Registrant's Massachusetts property is pledged as collateral for a $3.65 million letter-of-credit that was drawn as of June 30, 1997. As discussed in Note 2 of the Registrant's unaudited condensed consolidated financial statements, the Issuing Bank made a demand on the Registrant to reimburse them for the $3.65 million drawn on the letter-of-credit and also notified the

Registrant it is in default with respect to the reimbursement obligation. On August 21, 1997, the Issuing Bank commenced an action for conditional judgement seeking, among other remedies, to foreclose on the Massachusetts property. Under Massachusetts law, such foreclosure could not take place until at least three years and two months after the issuance of the conditional judgement. However, if the Registrant does not pay the amount of the conditional judgement within two months after its issuance, the Issuing Bank could take possession of the property during the three year period preceding foreclosure. If the Issuing Bank completes a foreclosure on the Massachusetts property, the Registrant will eliminate $3.65 million in secured debt (currently recorded at $2.2 million) on a property that is producing approximately $240,000 in annual cash flow. In such action, the Issuing Bank is seeking to assert a deficiency claim against the Registrant for any alleged difference between the value of the foreclosed property and the $3.65 million drawn on the letter-of-credit including outstanding interest and fees. The Registrant intends to vigorously defend such deficiency claim. In accordance with generally accepted accounting principles, effective June 30, 1997, the Registrant recorded an "estimated provision for settlement of reimbursement obligation" in the amount of $2.2 million to provide for the ultimate settlement of the reimbursement obligation. The accrued amount is equal to the net book value at June 30, 1997, of the Needham, Massachusetts property that serves as collateral for the remibursement obligation, resulting in an effective discount of the $3.65 million face value of the reimbursement obligation. The Registrant has recorded rental revenue and operating expenses related to this property, as well as accrued interest on the $3.65 million settlement obligation at a rate of prime plus three percent. Any difference between that estimated provision for settlement of the reimbursement obligation and the amount ultimately settled upon will be charged or credited to the Registrant's operations as such difference becomes determinable. Management can provide no assurances as to the ultimate settlement amount or method (and the timing thereof) relating to the reimbursement obligation.

     The Registrant's minority, non-managing partnership interest in RCA represents significant potential financial exposure. This exposure includes, and may not be limited to, the potential tax liability associated with the Registrant's negative tax basis, the joint and several guarantees and letter-of-credit provided by the Registrant to the mortgage lender on Rincon Center Phase Two and the master lessor on Rincon Center Phase One, and the potential tax liability that would exist from the cancellation of debt in connection with a possible debt restructuring. Additionally, RCA's managing general partner agreed to advance funds to RCA on behalf of the Registrant on an unsecured non-recourse basis, subject to interest at prime plus 2% and certain annual fees (principal, unpaid interest, and fees are collectively referred to as the RCA Advances). The RCA Advances amount to approximately $6,219,000 at September 30, 1997, and are not recorded by the Registrant since (i) the RCA Advances are only required to be repaid from the Registrant's share of future distributions from RCA, if any, (ii) the Registrant has no intention or legal obligation to repay the RCA Advances other than from its share of distributions from RCA, if any, and (iii) the Registrant does not anticipate any material cash distributions by RCA in the foreseeable future.

     Except as described above, at September 30, 1997, the Registrant has no contractual commitments for any material capital expenditures over the next twelve months or beyond that are not expected to be funded from the cash restricted for capital improvements, acquisitions and debt service or future cash flow generated by operating activities. Ongoing repair and maintenance expenditures are expected to be funded from cash flow generated by operating activiites. Future tenant improvements and leasing commissions will be funded, in part, from the restricted cash described above, cash flow generated by operating activities and funds generated from future debt refinancings or property sales, if any.

     The Registrant continued to experience more stabilized operating results in its wholly owned property during the first three quarters of 1997, and except for RCA, expects this trend to continue. In addition, the completion of certain leasing transactions has continued to reduce the level of vacancy in the Registrant's portfolio; however the Registrant is continuing to aggressively pursue new leases on currently available space and renew existing leases as they expire.

ITEM 1.  LEGAL PROCEEDINGS

     See Note 2 to the Registrant's unaudited condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q concerning the $3.65 million letter of credit issued by the Bank of America National Trust and Savings Association (the "Issuing Bank") as a portion of the security for the refinancing of Rincon Center, Phase Two. On August 21, 1997, the Issuing Bank commenced an action against the Registrant in the Land Court, Department of the Trial Court, of the Commonwealth of Massachusetts, to obtain a conditional judgement in the full amount of the Registrant's indebtedness to the Bank, which the Bank alleges is in excess of $3,700,000, and in the event Registrant fails to pay such conditional judgement, among other remedies, to foreclose on the Needham, Massachusetts property. Under Massachusetts law, such foreclosure cannot take place until three years and two months after the issuance of a conditional judgement. However, if the Issuing Bank should obtain a conditional judgement, and the Company does not pay the amount of the conditional judgement within two months after its issuance, the Issuing Bank could take possession of the property during the three-year period preceding foreclosure.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           a)   Exhibits

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


                                       PACIFIC GATEWAY PROPERTIES, INC.
                                       --------------------------------
                                       Registrant



Date: November 11, 1997                /s/Raymond V. Marino
                                       --------------------
                                       Raymond V. Marino
                                       President and Chief Executive Officer



Date: November 11, 1997                /s/Melanie L. Adkins
                                       --------------------
                                       Melanie L. Adkins
                                       Controller - Management Company
                                       (Principal Accounting Officer)



Date: November 11, 1997                /s/George S. Mercado
                                       --------------------
                                       George S. Mercado
                                       Controller - Corporate
                                       (Principal Accounting Officer)