Form 10-K/A
period 1996-12-31
PACIFIC GATEWAY PROPERTIES INC
filed 1997-11-25
CIK 743443

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                  FORM 10-K/A

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

    930 MONTGOMERY STREET, SUITE 400
        SAN FRANCISCO, CALIFORNIA               94133
(Address of principal executive offices)      (Zip Code)

       Registrant's telephone number, including area code (415) 398-4800
          Securities registered pursuant to Section 12 (b) of the Act:

                               NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS         ON WHICH REGISTERED
----------------------------  -----------------------
  Common Stock, $1.00 par     American Stock Exchange
      value per share

                            ------------------------

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K [   ].

    State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 18, 1997: Common Stock, Par Value
$1.00--$10,303,496.

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 18, 1997: Common Stock, Par Value $1.00--3,892,596 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       DOCUMENT INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement for its 1997 annual meeting shareholders, are incorporated by reference into Part III.

    Pacific Gateway Properties, Inc. (the "Registrant") hereby amends the following Items to its Annual Report on Form 10-K for the year ended December 31, 1996:

ITEM 2.    PROPERTIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements of the Registrant are filed as part of this report:

     Consolidated Balance Sheet as of December 31, 1996 and 1995

     Consolidated Statement of Income (Loss) for the three years ended December 31, 1996, 1995 and 1994

     Consolidated Statement of Stockholders' Equity (Deficit) for the three years ended December 1996, 1995 and 1994

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

    The following table sets forth certain information regarding the Registrant's properties which were owned as of December 31, 1996:

                                                                                  # OF UNITS AND/OR       # OF TENANTS AND
PROPERTY NAME                GENERAL DESCRIPTION               LOCATION           LEASABLE SQ. FT.          OCCUPANCY %
----------------------  ------------------------------  ----------------------  ---------------------  ----------------------
Walnut Creek            11 two-story wood framed        Walnut Creek,           418,000 sq.ft. acres   63 tenants
Executive Park            garden office buildings, and  California              with parking for over  88% occupancy
                          one three-story structural                            1,720 cars
                          steel frame office building
South Bay Office Tower  Twelve-story office building    San Jose, California    164,000 sq.ft. and     44 tenants;
                                                                                two levels of          92% occupancy
                                                                                subterranean parking
North Tucson Business   Single-story office/industrial  Tucson, Arizona         91,000 sq. ft.         2 tenants;
Center                    building                                                                     100% occupancy
Weston Office Building  Three-story office building     Fort Lauderdale,        15,000 sq. ft.         3 tenants;
                                                        Florida                                        100% occupancy
410 First Avenue        Single tenant                   Needham, Massachusetts  38,000 sq. ft.         1 Tenant
                          office/industrial building                                                   100% occupancy
Rincon Center           Major mixed use project in the  San Francisco,          320 Apartments;        Apartments -
                          San Francisco Financial       California              78,000 sq. ft. of      99% occupancy
                          District                                              retail space; 423,000  Retail Space -
                                                                                sq. ft. of office      31 tenants; 91%
                                                                                space; 2 level garage  occupancy
                                                                                with parking for 720   Office Space - 9
                                                                                automobiles            tenants; 97% occupancy

                                   % REGISTRANT
PROPERTY NAME           OWNED BY    OWNERSHIP
----------------------  ---------  ------------
Walnut Creek            Registrant 100%
Executive Park
South Bay Office Tower  Registrant 100%
North Tucson Business   Registrant 100%
Center
Weston Office Building  Registrant 100%
410 First Avenue        Registrant 100%
Rincon Center           RCA        22.8%

    In addition to the interests referred to above, on January 17, 1997, the Registrant acquired the following properties:

                                                                                  # OF UNITS AND/OR       # OF TENANTS AND
PROPERTY NAME                GENERAL DESCRIPTION               LOCATION           LEASABLE SQ. FT.          OCCUPANCY %
----------------------  ------------------------------  ----------------------  ---------------------  ----------------------
West Valley Executive   Campus style office park with   San Jose, California    165,000 sq. ft.        130 Tenants
Park (Formerly Paulsen    five two-story and one                                                       98% occupancy
Office Park)              single-story wood frame
                          buildings
930 Montgomery Street   Six-story, steel frame office   San Francisco,          23,000 sq. ft.         6 Tenants
                          building                      California                                     100% occupancy

                                   % REGISTRANT
PROPERTY NAME           OWNED BY    OWNERSHIP
----------------------  ---------  ------------
West Valley Executive   Registrant 100%
Park (Formerly Paulsen
Office Park)
930 Montgomery Street   Registrant 100%

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

                           RADISSON SUITES HOTEL SALE

    In December 1996, the Registrant closed the sale of the Radisson Suites Hotel located in Tucson, Arizona to an unrelated party for $21,307,000. In connection with this property disposition, the Registrant realized a gain for financial reporting purposes of $5,814,000. The pre-tax net proceeds, after repayment of $12,011,000 of mortgage debt and other costs of the sale amounted to $8,266,000. The Registrant completed a tax deferred exchange in accordance with Section 1031 of the Internal Revenue Code, in January 1997, with the acquisition of West Valley Executive Park and 930 Montgomery Street, as previously noted. Accordingly, the Registrant recognized a gain of $1,400,000 and deferred a gain of $8,900,000 as a result of completing the exchange transaction for tax reporting purposes.

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

                      VILLAGE COMMONS SHOPPING CENTER SALE

    In April 1996, the Registrant sold the Village Commons Shopping Center in West Palm Beach, Florida, to an unrelated party for $19,300,000. In connection with this property disposition, the Registrant realized a gain for financial reporting purposes of $10,900,000. The pre-tax net cash proceeds, after repayment of $15,224,000 of mortgage debt and other costs of the sale amounted to $3,931,000.

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

            PRINCIPAL BUSINESS CARRIED ON IN OR FROM THE PROPERTIES

    Walnut Creek Executive Park tenants include banking, healthcare, telecommunications, research and development enterprises, and professional service companies. South Bay Office Tower tenants include healthcare, telecommunications, research and development enterprises, and professional service companies. North Tucson Business Center tenants include printing and telemarketing companies. Weston Office Building tenants include banking, financial products services and real estate development companies. 410 First Avenue's tenant is a hardware and software products company.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    FINANCIAL CONDITION

    CAPITAL IMPROVEMENTS, TENANT IMPROVEMENTS AND OTHER DEFERRED COSTS--In 1996, there were additions to investment and hotel properties amounting to approximately $2,072,000 for tenant improvements, capital improvements and other deferred costs which includes leasing commissions. Additionally, the Registrant incurred $450,000 in 1996 relating to loan costs. The Registrant anticipates additions to investment properties will amount to approximately $2,000,000 in 1997.

    FINANCING--A total of approximately $38.5 million of debt was repaid in 1996 as a result of debt refinancing, the sale of the hotel and shopping center and scheduled debt amortization, as more fully discussed in the Registrant's Consolidated Financial Statements. The Registrant completed refinancings in 1996 related to its mortgage debt at North Tucson Business Center, Weston Office Building, and South Bay Office Tower in the amount of $14.3 million.

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

    NET INCOME (LOSS)

    INVESTMENT PROPERTIES--During 1996, the loss from investment properties was $1,181,000 compared to a gain of $747,000 during 1995. The decrease in rental revenues for 1996 compared to 1995 is due to the sale of Village Commons Shopping Center (VCSC) and decreased occupancy at Walnut Creek Executive Park
(WCEP). The decrease in operating expenses for 1996 compared to 1995 is primarily attributed to the sale of VCSC and reduced costs at WCEP. The increase in interest expense for 1996 compared to 1995 is the result of the Registrant's 1996 debt refinancings. The increase in depreciation and amortization expense is the result of increased capital expenditures in 1996. The additional expense was partially offset by the cessation of depreciation on the VCSC property which was held for sale.

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

    HOTEL PROPERTY--In December 1996, the Registrant sold the hotel property. During 1996, the income from the hotel property was $1,013,000 compared to $1,158,000 during 1995. The decrease in revenues for 1996 compared to 1995 is due to the decrease in occupancy which was offset in part by an increase in the average daily rate. Operating expenses were constant between 1996 and 1995. However, operating expenses in 1996 included an asset management fee of $446,745 which was paid to the buyer of the hotel as consideration for the one year extended close of escrow during 1996. The decrease in interest expense for 1996 compared to 1995 is the result of the Registrant's debt restructuring with its primary lender. The decrease in depreciation and amortization expense is the result of the cessation of depreciation since this property was held for sale.

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

    INVESTMENT IN PARTNERSHIPS--Subsequent to 1994, the Registrant's partnership interests consisted of only its 22.8% combined general (non-managing) and limited partnership interests in RCA. In 1996, the Registrant ceased recording any activity related to its interest in RCA because (i) in 1995, it had written-down its equity investment in and loans to RCA to zero, and (ii) the Registrant currently has no obligation, prospects or plans to invest further in or on behalf of RCA.

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

    GENERAL AND ADMINISTRATIVE EXPENSES--General and administrative expenses increased to $1,603,000 in 1996 from $1,476,000 in 1995. The increase in general and administrative expenses are attributable to increased professional fees offset by a reduction in payroll costs. The general and administrative expenses remained constant in 1995 and 1994.

    INTEREST EXPENSE ON PARTNERSHIP AND OTHER CORPORATE DEBT--In 1994, interest expense on partnership and other corporate debt included $754,000 related to that portion of the Registrant's debt with its primary lender which was cross-collateralized by the Registrant's partnership interest in GGC. As a result of the redemption of the Registrant's GGC partnership interest in October 1994, a portion of the proceeds repaid all of the debt collateralized by the GGC partnership interest.

    OTHER INCOME (EXPENSE)--Other income was $540,000 in 1996 compared to an expense of $15,000 in 1995. The increase in other income is attributable to the sale of vacant land in Colorado and business advisory fees, net of depreciation on corporate fixed assets. In 1995, other expense related to depreciation on corporate fixed assets. In 1994, the other income of $260,000 primarily consisted of income from the sale of vacant land in Colorado and Florida, net of depreciation on corporate fixed assets.

    GAIN ON SALE OF REAL ESTATE ASSETS, NET--In December 1996, the Registrant sold the Radisson Suites Hotel in Tucson, Arizona to an unrelated party and realized a gain for financial reporting purposes of $5,814,000. In April 1996, the Registrant sold the Village Commons Shopping Center in West Palm Beach, Florida, to an unrelated party and realized a gain for financial reporting purposes of $10,900,000. In June 1995, the Registrant disposed of a parcel of land in Walnut Creek, California, to an unrelated party and realized a gain of $177,000. In July 1994, the Registrant completed the sale of a separately parceled building at the Walnut Creek Executive Park to an unrelated party and realized a gain of $664,000.

    PROVISION FOR WRITE-DOWN TO ESTIMATED NET REALIZABLE VALUE--In 1995, the Registrant recorded a provision of approximately $540,000 for the write-down to zero of its investment in RCA, as previously discussed. In 1994, the Registrant recorded a provision of $1,000,000 for the write down of its investment in the 410 First Avenue building as a result of the sole tenant of the property not renewing its lease and a substantial reduction in market rental rates.

    INCOME TAX (PROVISION) BENEFIT--In 1996, the Registrant recorded an income tax provision primarily related to the gain on sale of real estate assets for financial reporting purposes. The Registrant recorded a tax benefit in 1995, primarily as a result of the income tax effect of the book loss incurred during the year. In 1994, the Registrant used a portion of its net operating loss carryover to reduce its 1994 taxable income, which resulted in the Registrant recording a net $7.4 million provision for income taxes as more fully discussed in the Registrant's Consolidated Financial Statements included elsewhere in this annual report.

    EXTRAORDINARY GAIN (LOSS) FROM EXTINGUISHMENT OF DEBT--In December 1996, the Registrant completed the sale of the Radisson Suites Hotel. As a result of this sale, the Registrant was able to pay off debt to the primary lender resulting in an extraordinary gain on extinguishment of debt of $766,000 which results from the difference between the face value of the debt principal and the amount required to extinguish the related obligation, net of the related write off of loan fees. In June 1995, the Registrant completed the refinancing of $20 million of debt related to Walnut Creek Executive Park. As a result of this refinancing, the Registrant had written off the unamortized loan fees of $233,000 associated with the debt that was retired. In December 1994, the Registrant completed a refinancing with the existing lender at South Bay Office Tower, San Jose, California, which resulted in additional funding and a modification of terms. As a result, the Registrant had written-off the unamortized portion of the 1993 loan fees of $325,000 and capitalized the 1994 loan fees.

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

    As of December 31, 1996, the Registrant's mortgage debt had scheduled annual principal maturities as follows (in thousands):

                                                                          CURRENT    PRO FORMA
                                                                         ---------  -----------
1997                                                                     $     622   $     846
1998                                                                           675         943
1999                                                                           732       1,025
2000                                                                           794       1,115
2001                                                                         1,644       1,996
Thereafter                                                                  29,255      40,112
                                                                         ---------  -----------
                                                                         $  33,722   $  46,037
                                                                         ---------  -----------
                                                                         ---------  -----------

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

                        PACIFIC GATEWAY PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                              AS OF DECEMBER 31,
                                                                                            ----------------------
                                                                                               1996        1995
                                                                                            ----------  ----------
                                                      ASSETS
Cash and cash equivalents                                                                   $    2,899  $      176
Cash restricted for capital improvements, acquisitions and debt service                          9,975         241
Accounts receivable                                                                                359         577
Prepaid taxes                                                                                      280         459
Other current assets                                                                               540           7
Investment properties:
  Land                                                                                           5,481       5,481
  Buildings                                                                                     31,847      31,847
  Furniture, fixtures and equipment                                                              9,304       8,350
                                                                                            ----------  ----------
    Subtotal investment properties                                                              46,632      45,678
Less-accumulated depreciation and provision for write-down to net realizable value             (13,835)    (12,106)
                                                                                            ----------  ----------
Investment properties, net                                                                      32,797      33,572
                                                                                            ----------  ----------
Properties held for sale, net of accumulated depreciation of $8,776 at December 31, 1995        --          22,230
Deferred tax asset                                                                               4,183       6,831
Capitalized loan costs, net of accumulated amortization of $381 and $1,210 at December 31,
  1996 and 1995, respectively                                                                      857         816
Capitalized lease commissions, net of accumulated amortization of $1,016 and $1,521 at
  December 31, 1996 and 1995, respectively                                                         503         753
Other assets, net                                                                               --             225
                                                                                            ----------  ----------
    Total assets                                                                            $   52,393  $   65,887
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                                                            $      612  $    1,293
Accrued payroll, property and sales taxes                                                          195         513
Prepaid rent                                                                                       418         133
Accrued interest on debt                                                                        --             298
Tenant security deposits                                                                           266         417
Other current liabilities                                                                       --             127
Debt related to corporate, investment and hotel properties                                      33,722      58,838
Other debt related to equity investment in RCA                                                  --           2,940
Deferred tax liability                                                                          15,012      10,514
                                                                                            ----------  ----------
    Total liabilities                                                                           50,225      75,073
                                                                                            ----------  ----------
Stockholders' equity (deficit):
Common stock $1.00 par value--
  Authorized--10,000,000 shares; Issued--4,011,150 shares                                        4,011       4,011
  Paid-in-deficit                                                                              (10,222)    (10,222)
Retained earnings (deficit)                                                                      8,526      (2,828)
Treasury stock, at cost--118,554 common shares at December 31, 1996 and December 31, 1995       (2,037)     (2,037)
Warrants for common stock                                                                        1,890       1,890
                                                                                            ----------  ----------
  Total stockholders' equity (deficit)                                                           2,168      (9,186)
                                                                                            ----------  ----------
    Total liabilities and stockholders' equity (deficit)                                    $   52,393  $   65,887
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements

                        PACIFIC GATEWAY PROPERTIES, INC.
                    CONSOLIDATED STATEMENT OF INCOME (LOSS)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1996       1995       1994
                                                                                   ---------  ---------  ---------
INVESTMENT PROPERTIES:
  Rental revenues                                                                  $  11,011  $  12,200  $  11,027
  Operating expenses                                                                  (5,468)    (5,517)    (5,201)
  Interest expense                                                                    (4,092)    (3,355)    (3,356)
  Depreciation and amortization                                                       (2,632)    (2,581)    (2,085)
                                                                                   ---------  ---------  ---------
  Investment properties income (loss)                                                 (1,181)       747        385
                                                                                   ---------  ---------  ---------
HOTEL PROPERTY:
  Revenues                                                                             6,111      7,009      7,357
  Operating expenses                                                                  (4,695)    (4,697)    (5,367)
  Interest expense                                                                      (403)      (491)      (779)
  Depreciation and amortization                                                       --           (663)      (384)
                                                                                   ---------  ---------  ---------
  Hotel income                                                                         1,013      1,158        827
                                                                                   ---------  ---------  ---------
INVESTMENT IN PARTNERSHIPS:
  Equity in partnership losses, net                                                   --         (4,090)    (1,298)
  Reversal of debt related to investment in RCA                                        2,940     --         --
                                                                                   ---------  ---------  ---------
  Investment in partnerships                                                           2,940     (4,090)    (1,298)
                                                                                   ---------  ---------  ---------
  General and administrative expenses                                                 (1,603)    (1,476)    (1,446)
  Interest expense on partnership and other corporate debt                            --           (340)      (953)
Other income (expense)                                                                   540        (15)       260
                                                                                   ---------  ---------  ---------
  Income (loss) before partnership and property transactions, reserves, income
    taxes and extraordinary items                                                      1,709     (4,016)    (2,225)
Gain on redemption of partnership interest                                            --         --         39,078
Gain on sale of real estate assets, net                                               16,714        177        664
Provision for write-down to estimated net realizable value                            --           (540)    (1,000)
                                                                                   ---------  ---------  ---------
Income (loss) before income taxes and extraordinary items                             18,423     (4,379)    36,517
Income tax (provision) benefit                                                        (7,835)     1,883     (7,375)
                                                                                   ---------  ---------  ---------
Income (loss) before extraordinary items                                              10,588     (2,496)    29,142
Extraordinary gain (loss) from extinguishment of debt                                    766       (233)      (325)
                                                                                   ---------  ---------  ---------
  Net income (loss)                                                                $  11,354  $  (2,729) $  28,817
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Income (loss) per share, primary:
Income (loss) before extraordinary items                                           $    2.52  $   (0.60) $    7.10
Extraordinary items                                                                     0.18      (0.06)     (0.08)
                                                                                   ---------  ---------  ---------
  Net income (loss)                                                                $    2.70  $   (0.66) $    7.02
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Income (loss) per share, fully diluted:
Income (loss) before extraordinary items                                           $    2.49  $   (0.60) $    6.96
Extraordinary items                                                                     0.18      (0.06)     (0.08)
                                                                                   ---------  ---------  ---------
  Net income (loss)                                                                $    2.67  $   (0.66) $    6.88
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements

                        PACIFIC GATEWAY PROPERTIES, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                                                WARRANTS
                                                                         RETAINED                  FOR
                                                 COMMON      PAID-IN     EARNINGS   TREASURY     COMMON
                                                  STOCK      DEFICIT    (DEFICIT)     STOCK       STOCK       TOTAL
                                               -----------  ----------  ----------  ---------  -----------  ----------
Balance at December 31, 1993                    $   4,010   $  (10,223) $  (28,916) $  (2,082)  $   1,890   $  (35,321)
  Net income                                       --           --          28,817     --          --           28,817
  Issuance of common stock from exercise of
    stock options                                       1            1      --         --          --                2
                                               -----------  ----------  ----------  ---------  -----------  ----------
Balance at December 31, 1994                        4,011      (10,222)        (99)    (2,082)      1,890       (6,502)
  Net loss                                         --           --          (2,729)    --          --           (2,729)
  Issuance of Treasury Stock                       --           --          --             45      --               45
                                               -----------  ----------  ----------  ---------  -----------  ----------
Balance at December 31, 1995                        4,011      (10,222)     (2,828)    (2,037)      1,890       (9,186)
  Net Income                                       --           --          11,354     --          --           11,354
                                               -----------  ----------  ----------  ---------  -----------  ----------
Balance at December 31, 1996                    $   4,011   $  (10,222) $    8,526  $  (2,037)  $   1,890   $    2,168
                                               -----------  ----------  ----------  ---------  -----------  ----------
                                               -----------  ----------  ----------  ---------  -----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements

                        PACIFIC GATEWAY PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1996        1995        1994
                                                                               ----------  ----------  ----------
Cash flow from operating activities:
  Net income (loss)                                                            $   11,354  $   (2,729) $   28,817
  Non-cash revenues and expenses included in income:
    Depreciation and amortization                                                   2,632       3,275       2,529
    Investment in partnerships                                                     --           4,090       1,298
    Provision for write-down to estimated net realizable value                     --             540       1,000
    Gain on sale of real estate assets, net                                       (16,714)       (177)       (664)
    Reversal of debt related to investment in RCA                                  (2,940)     --          --
    Gain on redemption of partnership interests                                    --          --         (39,078)
    Extraordinary items                                                              (766)        233         325
Changes in assets and liabilities:
  Accounts receivable, prepaid taxes and other current assets                        (136)       (212)        370
  Other assets                                                                        225         198         (56)
  Deferred tax benefit, net                                                         7,146      (1,681)      5,364
  Accounts payable and other current liabilities                                   (1,290)        154        (161)
                                                                               ----------  ----------  ----------
CASH FLOW GENERATED BY (USED IN) OPERATING ACTIVITIES                                (489)      3,691        (256)
                                                                               ----------  ----------  ----------
Cash flow from investing activities:
  Additions to investment and hotel properties                                     (1,876)     (2,768)     (5,528)
  Proceeds from sale of properties                                                 39,432         510       1,419
  Proceeds from dissolution sale of partnership interest, net                      --          --          20,968
  Contributions to RCA                                                             --          (1,035)       (511)
  Distributions from RCA                                                           --             424         600
  Distributions from GGC                                                           --          --             929
                                                                               ----------  ----------  ----------
NET CASH GENERATED BY (USED IN) INVESTING ACTIVITIES                               37,556      (2,869)     17,877
                                                                               ----------  ----------  ----------
Cash flow from financing activities:
  Borrowings under property and hotel debt                                         14,300      20,986       8,750
  Borrowings in connection with equity investment, net                             --             990         129
  Payments on debt                                                                (38,460)    (23,297)    (25,930)
  Payment of loan costs and fees                                                     (450)        (85)       (359)
  (Increase) decrease in cash restricted for capital improvements                  (9,734)        356        (597)
  Issuance of treasury stock                                                       --              45      --
  Proceeds from exercise of stock options                                          --          --               2
                                                                               ----------  ----------  ----------
NET CASH USED IN FINANCING ACTIVITIES                                             (34,344)     (1,005)    (18,005)
                                                                               ----------  ----------  ----------
Increase (decrease) in cash and short term investments                              2,723        (183)       (384)
Balance at beginning of year                                                          176         359         743
                                                                               ----------  ----------  ----------
Balance at end of year                                                         $    2,899  $      176  $      359
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
SUPPLEMENTARY DISCLOSURES:
  Cash paid for interest                                                       $    4,495  $    4,486  $    4,842
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
  Return of property and other assets to lenders in satisfaction of debt       $   --      $   --      $   18,766
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
  Reduction of debt due to Statement of Financial Accounting Standards No. 15  $      956  $   --      $   --
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
  Cash paid for taxes                                                          $      510  $      483  $    2,007
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

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

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash, commercial paper and money market accounts, all of which have original maturities of three months or less.

CASH RESTRICTED FOR CAPITAL IMPROVEMENTS, ACQUISITIONS AND DEBT SERVICE

    As of December 31, 1996 restricted cash is comprised of the following (in thousands):

Capital, tenant improvement and lease commission reserves             $     915
Acquisition reserves                                                      7,988
Debt service, property tax and insurance reserves                         1,072
                                                                      ---------
    Total                                                             $   9,975
                                                                      ---------
                                                                      ---------

INVESTMENT PROPERTIES AND PROPERTIES HELD FOR SALE

    Land, buildings and improvements are recorded at cost. Depreciation on investment properties is provided using the straight-line method over estimated useful lives ranging from 28 to 40 years. The Company had classified the Radisson Suites Hotel and Village Commons Shopping Center properties as held for sale at December 31, 1995, at contract prices less the estimated costs of the sale of these

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) properties, which were greater than their respective carrying costs. Both of these properties were sold in 1996.

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

GAINS FROM REAL ESTATE ASSETS SOLD AND PARTNERSHIP INTEREST REDEEMED

    Gain (loss) on sales of real estate assets and redemption of partnership interests are included in the Company's Consolidated Statement of Income (Loss) and consists of the following (in thousands):

                                                                    1996       1995       1994
                                                                  ---------  ---------  ---------
Radisson Suites Hotel                                             $   5,814  $  --      $  --
Village Commons Shopping Center                                      10,900     --         --
Walnut Creek Day Care Building                                       --         --            664
Walnut Creek Parcel of Land                                          --            177     --
                                                                  ---------  ---------  ---------
  Subtotal of Real Estate Assets Sold                                16,714        177        664
Golden Gateway Center Redemption                                     --         --         39,078
                                                                  ---------  ---------  ---------
Total                                                             $  16,714  $     177  $  39,742
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

PER SHARE DATA

    Per share data is based on the weighted average number of the Company's common shares and common share equivalents. Outstanding warrants and stock options enter into the common shares outstanding using the Treasury Stock Method. The number of common shares and common share equivalents used in the earnings per share calculations are as follows:

AS OF DECEMBER 31,                                          1996        1995        1994
-------------------------------------------------------  ----------  ----------  ----------
Primary                                                   4,204,822   4,124,082   4,105,808
                                                         ----------  ----------  ----------
                                                         ----------  ----------  ----------
Fully diluted                                             4,256,021   4,124,082   4,186,515
                                                         ----------  ----------  ----------
                                                         ----------  ----------  ----------

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) RISKS AND UNCERTAINTIES

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

    RCA sold Rincon Center Phase One to Chrysler MacNally Corporation (Chrysler) in June 1988; subsequently, RCA leased the property back under a master lease which is treated as an operating lease for financial reporting purposes. In July 1993, Chrysler completed a refinancing of Rincon Center Phase One. The maturity date of this debt is July 1, 1998. Payments under the master lease agreement may be adjusted to reflect adjustments in the rate of interest payable by Chrysler on the Rincon Center Phase One debt. The master lease also permits Chrysler to put the property back to RCA at stipulated prices beginning January 1998 if long-term financing meeting certain conditions is not obtained. RCA intends to try to obtain financing meeting the conditions of the master lease prior to January 1998. In September 1993, RCA completed a refinancing of Rincon Center Phase Two with its existing lender. The Company has also posted a $3.65 million letter-of-credit in favor of the bank involved in a portion of the RCA financing. This

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996

2. REAL ESTATE PARTNERSHIP INVESTMENTS (CONTINUED) letter-of-credit is secured by the Company's 410 First Avenue property in Needham, Massachusetts, with a net book value of approximately $2.2 million at December 31, 1996. The letter-of-credit expires June 1997.

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

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996

2. REAL ESTATE PARTNERSHIP INVESTMENTS (CONTINUED)
    Summary financial statement data for RCA is as follows (in thousands):

AS OF DECEMBER 31,                                                        1996        1995
                                                                       ----------  ----------
Investment properties, net                                             $  110,495  $  113,502
Other assets                                                               21,042      22,623
                                                                       ----------  ----------
                                                                       $  131,537  $  136,125
                                                                       ----------  ----------
                                                                       ----------  ----------
Debt                                                                   $   56,012  $   58,720
Amounts due to partners                                                   158,156     144,035
Other liabilities                                                          12,703      12,253
Partners' deficit                                                         (95,334)    (78,883)
                                                                       ----------  ----------
                                                                       $  131,537  $  136,125
                                                                       ----------  ----------
                                                                       ----------  ----------


                                                              1996        1995        1994
                                                           ----------  ----------  ----------
Revenue                                                    $   20,705  $   20,165  $   20,285
                                                           ----------  ----------  ----------
Expenses:
  Operating and lease expenses                                 18,519      19,572      17,244
  Financing                                                    14,712      14,402      11,354
  Depreciation and amortization                                 3,925       4,115       4,019
  Property tax reduction                                       --          --          (1,891)
                                                           ----------  ----------  ----------
                                                               37,156      38,089      30,726
                                                           ----------  ----------  ----------
Net loss                                                   $  (16,451) $  (17,924) $  (10,441)
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

GOLDEN GATEWAY CENTER PARTNERSHIP (GGC)--SAN FRANCISCO, CALIFORNIA

    In October 1994, GGC redeemed the Company's remaining 29.5% partnership interest for approximately $21 million, resulting in a gain of approximately $39 million which is described in more detail below (in thousands). The Company accounted for its investment in GGC on the equity basis since 1991.

Cash proceeds                                                        $  21,000
Add: Excess of cash distributions received Over equity in earnings
  to date of GGC, and reversal of accrued liabilities & reserves        18,128
Less: cost of sale                                                         (50)
                                                                     ---------
Gain on redemption                                                   $  39,078
                                                                     ---------
                                                                     ---------

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996

2. REAL ESTATE PARTNERSHIP INVESTMENTS (CONTINUED)

    Summary Financial data for GGC is as follows (in thousands):

                                                                               FOR THE NINE
                                                                               MONTHS ENDED
                                                                            SEPTEMBER 30, 1994
                                                                            ------------------
Company's share of cash distributions from GGC                                  $      929
                                                                                   -------
                                                                                   -------
Income from operations:
  Revenues                                                                      $   15,118
                                                                                   -------
Expenses:
  Operating                                                                          5,113
  Interest                                                                           5,556
  Depreciation and amortization                                                        771
                                                                                   -------
                                                                                    11,440
                                                                                   -------
Net income                                                                           3,678
                                                                                   -------
                                                                                   -------
Company's share of net income of GGC                                            $    1,085
                                                                                   -------
                                                                                   -------

3. DEBT

    As of December 31, 1996 and 1995, the Company had the following debt outstanding (in thousands):

                                                                            1996       1995
                                                                          ---------  ---------
Debt related to corporate, investment and hotel properties, paid in full
  in 1996.                                                                $  --      $  17,353
Other mortgages on real estate:
  South Bay Office Tower, interest fixed at 8.66%, due January 2007.          9,450      6,394
  Walnut Creek Executive Park, interest fixed at 7.85%, due July 2005.       19,438     19,841
  Village Commons Shopping Center, interest variable at LIBOR plus
    1.25%, paid in full in 1996.                                             --         15,250
  Weston Office Building, interest fixed at 8.45%, due October 2001.            993     --
  North Tucson Business Center, interest fixed at 9.62%, due October
    2006.                                                                     3,841     --
                                                                          ---------  ---------
                                                                          $  33,722  $  58,838
                                                                          ---------  ---------
                                                                          ---------  ---------

CORPORATE DEBT AND MORTGAGES ON REAL ESTATE

    In December 1993, the Company completed a restructuring of its non-revolving line-of-credit, letter-of-credit, unsecured bonds, and certain mortgages. The new loan was in the form of a Tranche A and Tranche B Note. The Tranche A Note (Note A), with a face amount of approximately $11.4 million as of December 31, 1995, had a variable interest rate at LIBOR plus 2.5%. The Tranche B Note (Note
B) with a

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996

3. DEBT (CONTINUED)
face amount of approximately $5.9 million as of December 31, 1995, (including accrued interest) had a fixed interest rate of 9%. Both Notes A and B were paid in full in 1996 using the proceeds from the sale of the Radisson Suites Hotel.

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

    WESTON OFFICE BUILDING REFINANCING

    In October 1996, the Company completed the refinancing of $1,000,000 of debt related to its Weston Office Building in Florida. The new loan carries an 8.45% annual interest rate until maturity with fixed monthly amortization payments of approximately $9,818. The loan is amortized over 15 years and is due October 2001. The new loan has no prepayment penalty. This new loan is an obligation of a subsidiary of

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996

3. DEBT (CONTINUED)
the Company and the Company has provided a guarantee of 50% of the outstanding principal balance, or $500,000, whichever is greater.

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

LOAN MATURITIES

    The maturities of debt outstanding as of December 31, 1996, and required minimum principal payments in each of the next five years are summarized as follows (in thousands):

                                                                          CURRENT    PRO FORMA
                                                                         ---------  -----------
1997                                                                     $     622   $     846
1998                                                                           675         943
1999                                                                           732       1,025
2000                                                                           794       1,115
2001                                                                         1,644       1,996
Thereafter                                                                  29,255      40,112
                                                                         ---------  -----------
                                                                         $  33,722   $  46,037
                                                                         ---------  -----------
                                                                         ---------  -----------

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996

3. DEBT (CONTINUED)
    The Pro Forma column reflects the January 17,1997, purchase of the West Valley Executive Park and 930 Montgomery Street properties referred to in Note 9.

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

    The components of the deferred tax assets and deferred tax liabilities are as follows at December 31, 1996 (in thousands):

                                                                 FEDERAL     STATE      TOTAL
                                                                ---------  ---------  ---------
Deferred tax assets:
  Net operating loss carryover                                  $     963  $     120  $   1,083
  Tax credits carryover                                             2,202     --          2,202
  State deferred tax                                                  774     --            774
  Prepaid rent                                                         99         25        124
                                                                ---------  ---------  ---------
                                                                $   4,038  $     145  $   4,183
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------
Deferred tax liabilities:
  Excess tax depreciation                                       $     401  $     102  $     503
  Excess partnership losses from RCA                                7,811      1,994      9,805
  Debt relating to tax deferred exchange                            3,754        950      4,704
                                                                ---------  ---------  ---------
                                                                $  11,966  $   3,046  $  15,012
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996

5. INCOME TAXES (CONTINUED)
    The table below reconciles the difference between the statutory Federal income tax rate and the effective rate in the Company's Consolidated Statement of Income (Loss).

                                  PERCENTAGES

                                                                              1996         1995         1994
                                                                           -----------  -----------  -----------
Statutory Federal income tax rate                                                  34%         (34)%         35%
State income tax                                                                    7           (7)           6
                                                                                   --           --           --
                                                                                   41          (41)          41
Change in valuation reserve                                                        --           --          (21)
                                                                                   --           --           --
Effective tax rate provision (benefit)                                             41%         (41)%         20%
                                                                                   --           --           --
                                                                                   --           --           --

    The components of the (provision) benefit for income taxes were as follows (in thousands):

                                                                   1996       1995       1994
                                                                 ---------  ---------  ---------
Federal--current                                                 $    (142) $      --  $    (675)
Federal--deferred                                                   (5,977)     1,608     (3,203)

State--current                                                        (376)        --     (1,279)
State--deferred                                                     (1,340)       275     (2,218)
                                                                 ---------  ---------  ---------
                                                                 $  (7,835) $   1,883  $  (7,375)
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

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

                                                                          CURRENT    PRO FORMA
                                                                         ---------  -----------
1997                                                                     $   8,809   $  10,998
1998                                                                         7,560       8,532
1999                                                                         6,016       6,429
2000                                                                         4,476       4,762
2001                                                                         2,143       2,355
Thereafter                                                                   2,662       2,662
                                                                         ---------  -----------
                                                                         $  31,666   $  35,738
                                                                         ---------  -----------
                                                                         ---------  -----------

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996

6. LESSOR ARRANGEMENTS (CONTINUED)
    The Pro Forma column reflects the January 17, 1997, purchase of the West Valley Executive Park and 930 Montgomery Street properties.

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

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996

7. STOCK, WARRANTS AND EMPLOYEE BENEFIT PLANS (CONTINUED)

    A summary of the status of the Company's two stock option plans and stock warrants at December 31, 1996, 1995, and 1994 and changes during the years then ended is presented in the table and narrative below:

                                                      1996                     1995                     1994
                                             -----------------------  -----------------------  -----------------------
                                                          WEIGHTED                 WEIGHTED                 WEIGHTED
                                                           AVERAGE                  AVERAGE                  AVERAGE
                                                          EXERCISE                 EXERCISE                 EXERCISE
                                               SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                             ----------  -----------  ----------  -----------  ----------  -----------
Outstanding at beginning of year              1,182,850*  $    2.97    1,182,850*  $    2.97    1,140,000*  $    2.94
Granted                                         150,000        2.56           --          --       42,850        3.74
Exercised                                            --          --           --          --           --          --
Expired                                        (125,500)       3.58           --          --           --          --
                                             ----------               ----------               ----------
Outstanding at end of year                    1,207,350        2.86    1,182,850        2.97    1,182,850        2.97
                                             ----------               ----------               ----------
                                             ----------               ----------               ----------
Exercisable at end of year                    1,076,940                   92,570                   56,000
                                             ----------               ----------               ----------
                                             ----------               ----------               ----------
Weighted Average Fair Value of Options
  Granted                                    $     1.68               $     0.00               $     2.45
                                             ----------               ----------               ----------
                                             ----------               ----------               ----------

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

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996

8. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following tables set forth unaudited quarterly financial data (in thousands, except per share amounts) for each of the two years ended December 31, 1996 and December 31, 1995.

                                                                               BY QUARTER
1996                                                             FIRST     SECOND      THIRD      FOURTH      TOTAL
Investment properties income (loss)                            $     401  $     (27) $     (79) $   (1,476) $  (1,181)
                                                               ---------  ---------  ---------  ----------  ---------
                                                               ---------  ---------  ---------  ----------  ---------
Hotel property income (loss)                                         954        192       (108)        (25)     1,013
                                                               ---------  ---------  ---------  ----------  ---------
                                                               ---------  ---------  ---------  ----------  ---------
Gain on sale of real estate asset                                 --         10,900     --           5,814     16,714
                                                               ---------  ---------  ---------  ----------  ---------
                                                               ---------  ---------  ---------  ----------  ---------
Extraordinary loss from extinguishment of debt                    --         --         --             766        766
                                                               ---------  ---------  ---------  ----------  ---------
                                                               ---------  ---------  ---------  ----------  ---------
Net income (loss)                                              $     589  $  (6,379) $    (549) $   17,693  $  11,354
                                                               ---------  ---------  ---------  ----------  ---------
                                                               ---------  ---------  ---------  ----------  ---------
Income (loss) per share, primary:
Income (loss) before extraordinary item                        $    0.15  $   (1.49) $   (0.13) $     3.99  $    2.52
Extraordinary item                                                --         --         --             .18        .18
                                                               ---------  ---------  ---------  ----------  ---------
Net income (loss)                                              $    0.15  $   (1.49) $   (0.13) $     4.17  $    2.70
                                                               ---------  ---------  ---------  ----------  ---------
                                                               ---------  ---------  ---------  ----------  ---------
Income (loss) per share, fully diluted:
Income (loss) before extraordinary item                        $    0.14  $   (1.46) $   (0.13) $     3.94  $    2.49
Extraordinary item                                                --         --         --            0.18       0.18
                                                               ---------  ---------  ---------  ----------  ---------
Net income (loss)                                              $    0.14  $   (1.46) $   (0.13) $     4.12  $    2.74
                                                               ---------  ---------  ---------  ----------  ---------
                                                               ---------  ---------  ---------  ----------  ---------

                                                                               BY QUARTER
1995                                                             FIRST     SECOND      THIRD      FOURTH      TOTAL
Investment properties income (loss)                            $     471  $     286  $    (144) $      134  $     747
                                                               ---------  ---------  ---------  ----------  ---------
                                                               ---------  ---------  ---------  ----------  ---------
Hotel property income (loss)                                         843        248       (205)        272      1,158
                                                               ---------  ---------  ---------  ----------  ---------
                                                               ---------  ---------  ---------  ----------  ---------
Equity in partnership losses                                        (785)      (982)      (941)     (1,382)    (4,090)
                                                               ---------  ---------  ---------  ----------  ---------
                                                               ---------  ---------  ---------  ----------  ---------
Gain on sale of real estate asset                                 --           (177)    --          --            177
                                                               ---------  ---------  ---------  ----------  ---------
                                                               ---------  ---------  ---------  ----------  ---------
Extraordinary loss from extinguishment of debt                    --           (233)    --          --           (233)
                                                               ---------  ---------  ---------  ----------  ---------
                                                               ---------  ---------  ---------  ----------  ---------
Net income (loss)                                              $      72  $    (626) $  (1,398) $     (777) $  (2,729)
                                                               ---------  ---------  ---------  ----------  ---------
                                                               ---------  ---------  ---------  ----------  ---------
Income (loss) per share, primary:
Income (loss) before extraordinary item                        $    0.02  $   (0.09) $   (0.34) $    (0.19) $   (0.60)
Extraordinary item                                                --          (0.06)    --          --          (0.06)
                                                               ---------  ---------  ---------  ----------  ---------
Net income (loss)                                              $    0.02  $   (0.15) $   (0.34) $    (0.19) $   (0.66)
                                                               ---------  ---------  ---------  ----------  ---------
                                                               ---------  ---------  ---------  ----------  ---------
Income (loss) per share, fully diluted:
Income (loss) before extraordinary item                        $    0.02  $   (0.09) $   (0.34) $    (0.19) $   (0.60)
Extraordinary item                                                --          (0.06)    --          --          (0.06)
                                                               ---------  ---------  ---------  ----------  ---------
Net income (loss)                                              $    0.02  $   (0.15) $   (0.34) $    (0.19) $   (0.66)
                                                               ---------  ---------  ---------  ----------  ---------
                                                               ---------  ---------  ---------  ----------  ---------

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996

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

    The following Consolidated Condensed Pro Forma Balance Sheet of the Company which is unaudited reflects the Company's financial position as if these purchases had occurred as of December 31, 1996:

                        PACIFIC GATEWAY PROPERTIES, INC.
                 CONSOLIDATED CONDENSED PRO FORMA BALANCE SHEET
                            AS OF DECEMBER 31, 1996
                      (IN THOUSANDS, EXCEPT SHARE AMOUNT)
                                  (UNAUDITED)

                                                                                              ACQUIRED
                                                                                HISTORICAL   PROPERTIES    PRO FORMA
                                                                                -----------  -----------  -----------
ASSETS
Investments in real estate, net                                                  $  32,797    $  20,750    $  53,547
Cash and short-term investments                                                     12,874       (8,422)       4,452
Deferred tax asset                                                                   4,183       --            4,183
Deferred financing and leasing costs                                                 1,360          125        1,485
Other assets                                                                         1,179       --            1,179
                                                                                -----------  -----------  -----------
    Total assets                                                                 $  52,393    $  12,453    $  64,846
                                                                                -----------  -----------  -----------
                                                                                -----------  -----------  -----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accruals                                                    $   1,491    $     216    $   1,707
Mortgage loans                                                                      33,722       12,313       46,035
Deferred tax liability                                                              15,012          (76)      14,936
                                                                                -----------  -----------  -----------
    Total liabilities                                                               50,225       12,453       62,678
                                                                                -----------  -----------  -----------
Stockholders' Equity (Deficit)
Common stock                                                                         4,011       --            4,011
Paid-in-deficit                                                                    (10,222)      --          (10,222)
Accumulated earnings                                                                 8,526       --            8,526
     Treasury stock, at cost--118,554 common shares at December 31, 1996            (2,037)      --           (2,037)
Warrants for common stock                                                            1,890       --            1,890
                                                                                -----------  -----------  -----------
Total stockholders' equity (deficit)                                                 2,168       --            2,168
                                                                                -----------  -----------  -----------
    Total liabilities and stockholders' equity (deficit)                         $  52,393    $  12,453    $  64,846
                                                                                -----------  -----------  -----------
                                                                                -----------  -----------  -----------

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

                                PACIFIC GATEWAY PROPERTIES, INC.
                                             (REGISTRANT)

                                By:            /s/ RAYMOND V. MARINO
                                     -----------------------------------------
                                                 Raymond V. Marino
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

Dated:  November 21, 1997