Form 10-K
period 1997-12-31
PACIFIC GATEWAY PROPERTIES INC
filed 1998-03-30
CIK 743443

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-8692
                            ------------------------

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                    ON WHICH REGISTERED
  ----------------------------------------  ---------------------------------
       Common Stock, $1.00 par value             American Stock Exchange
                 per share

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /.

    State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 1998: Common Stock, Par Value
$1.00--$13,880,229.

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 20, 1998: Common Stock, Par Value $1.00--3,899,596 shares.

                       DOCUMENT INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement for its 1998 annual meeting of shareholders, are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

                                    GENERAL

    Pacific Gateway Properties, Inc. (the Registrant) was incorporated under the laws of the State of New York in January 1984 and began its operations in April 1984 upon the transfer to it of certain assets formerly owned by Perini Corporation and the distribution of shares of the Registrant's Common Stock to the stockholders of Perini Corporation in May 1984.

    The Registrant holds interests in income producing real estate. As of December 31, 1997, the Registrant's portfolio of operating properties consists of economic interests in the following:

        (i) Walnut Creek Executive Park, Walnut Creek, California--a 419,000 square foot office park consisting of twelve low-rise (two- and three-story) office buildings--100% owned;

        (ii) South Bay Office Tower, San Jose, California--a 161,000 square foot, twelve-story office building--100% owned;

       (iii) North Tucson Business Center, Tucson, Arizona--a 91,000 square foot, single-story office/ industrial building--100% owned;

        (iv) Weston Office Building, Fort Lauderdale, Florida--a 15,000 square foot, three-story office building--100% owned;

        (v) 410 First Avenue, Needham, Massachusetts--a 38,000 square foot, single-story office/ industrial building located in a suburb of Boston--100% owned;

        (vi) West Valley Executive Park, San Jose, California--a 164,000 square foot, campus style office park comprised of five two-story buildings and one single-story building--100% owned;

       (vii) 930 Montgomery Street, San Francisco, California--a 23,000 square foot, six-story, steel frame office building--100% owned; and

      (viii) Rincon Center, San Francisco, California--a mixed-use (retail, office, apartment) complex in downtown San Francisco. This two phase project contains 63,000 square feet of retail space, 414,000 square feet of office space and 320 apartment units. The Registrant owns general (non-managing) and limited partnership interests totaling approximately 22.8% in the partnership that in turn owns Rincon Center. See "Item 3--Legal Proceedings" and Note 2 to the Registrant's Consolidated Financial Statements for information regarding pending litigation and other risks associated with this project.

                            MANAGEMENT OF PROPERTIES

    The Registrant manages its 100% owned operating properties directly or through third party management companies. During 1996, the Registrant also provided leasing, construction and/or property management services to Rincon Center and other third party owned properties.

                   PROPERTY OWNED IN PARTNERSHIP WITH OTHERS

    The Registrant's portfolio includes its general (non-managing) and limited partnership interests in Rincon Center Associates, a California limited partnership (RCA). RCA owns Rincon Center. The Registrant is not the managing general partner of RCA. Operating and other decisions with respect to RCA and Rincon Center are generally controlled by the managing general partner, an entity that is unrelated to the Registrant; therefore, the Registrant has less flexibility with respect to such asset, than if it owned it outright.

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

    The Registrant regularly examines each asset in its portfolio, focusing on each property's current cash flow, anticipated cash requirements, the economics of its local marketplace, as well as the asset's position in that market and the potential for sale, refinancing and return on additional investment. In conjunction with this process, the Registrant from time to time offers for sale certain assets to reduce its involvement in certain markets, create liquidity and advance the geographic and property type concentration and efficiency of the Registrant's operations. In 1996, the Registrant sold its hotel property in Arizona and its shopping center property in Florida, and completed the refinancing of $14.3 million of mortgage debt on the Weston Office Building, North Tucson Business Center and South Bay Office Tower. In 1997, the Registrant acquired two office properties in California. These transactions are more fully discussed in the pages that follow. The Registrant intends to continue to make use of borrowed money or leveraging, as is customary with the types of properties it intends to own. The amount of mortgage debt supported by each project depends on, among other factors, its cash flow available to service such debt.

                                  COMPETITION

    Within its geographic areas of operation, the Registrant is subject to competition from a variety of investors, including insurance companies, pension funds, corporate and individual real estate developers, real estate investment trusts, and investors with similar investment objectives to those of the Registrant. Some of these competitors have greater financial resources, larger staffs and longer operating histories than the Registrant. As an owner of commercial real estate properties, the Registrant competes with other owners of similar properties in connection with their financing, sale, or leasing transactions.

                                   EMPLOYEES

    As of December 31, 1997, the Registrant had 13 full-time employees and one part-time employee, compared to 12 full-time employees and no part-time employees as of December 31, 1996. The increase in personnel is primarily related to the acquisition of two additional properties in January 1997.

  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, SEASONALITY AND OTHER FACTORS

    The Registrant is engaged in the business of owning and managing income producing real estate. The requirement for industry segment presentation is not applicable. The Registrant's business is not affected by seasonal factors, except for its former hotel property investment. All of the Registrant's operations are located in the United States.

                               PROPERTY INSURANCE

    The Registrant believes that all of the wholly owned properties and property owned in partnership with others are adequately covered by insurance. The Registrant's wholly owned San Francisco Bay Area properties do not maintain earthquake insurance.

                                    TENANTS

    There are no individual tenants in any of the Registrant's wholly owned properties that contributed 15% or more to consolidated investment property revenues for the year ended December 31, 1997. For the years ended December 31, 1996 and 1995, one tenant, AirTouch Communications, Inc. (a tenant at Walnut Creek Executive Park), contributed 16.8% and 17.2% respectively, to consolidated investment property revenues. Generally, lease terms range from one to five years. Leases of approximately 73,800 square feet of rental space, or approximately 9% of the leases in the Registrant's investment portfolio as of December 31, 1997, will expire in 1998.

ITEM 2.  PROPERTIES

    As of December 31, 1997, the Registrant had an economic interest in eight operating properties.

    For information concerning encumbrances on the Registrant's properties, reference is made to "Other Matters Relating to Properties" below and to Note 3 of the Notes to the Registrant's Consolidated Financial Statements included elsewhere in this annual report.

    The following table sets forth certain information regarding the Registrant's properties which were owned as of December 31, 1997:

                                              GENERAL                                 # OF UNITS AND/OR      # OF TENANTS
PROPERTY NAME                               DESCRIPTION               LOCATION        LEASABLE SQ. FT.      AND OCCUPANCY %
----------------------------------  ----------------------------  -----------------  -------------------  -------------------
Walnut Creek Executive Park         11 two-story wood framed      Walnut Creek,      419,000 sq. ft.      67 tenants;
                                    garden office buildings, and  California                              91% occupancy
                                    one three-story structural
                                    steel frame office building

South Bay Office Tower              Twelve-story office building  San Jose,          161,000 sq. ft.      47 tenants;
                                                                  California                              89% occupancy

North Tucson Business Center        Single-story office/          Tucson, Arizona    91,000 sq. ft.       2 tenants;
                                    industrial building                                                   100% occupancy

Weston Office Building              Three-story office building   Ft. Lauderdale,    15,000 sq. ft.       3 tenants;
                                                                  Florida                                 100% occupancy

410 First Avenue                    Single-story office/          Needham,           38,000 sq. ft.       1 tenant;
                                    industrial building           Massachusetts                           100% occupancy

West Valley Executive Park          Campus style office park      San Jose,          164,000 sq. ft.      71 tenants;
                                    with five two-story and one   California                              61% occupancy
                                    single-story wood frame
                                    buildings

930 Montgomery Street               Six-story, steel frame        San Francisco,     23,000 sq. ft.       7 tenants;
                                    office building               California                              98% occupancy

Rincon Center                       Major mixed-use project in    San Francisco,     63,000 sq. ft. of    Retail Space--
                                    downtown San Francisco        California         retail space;        31 tenants;
                                                                                                          88% occupancy
                                                                                     414,000 sq. ft. of   Office Space--
                                                                                     office space;        9 tenants;
                                                                                                          100% occupancy
                                                                                     320 apartments       Apartments--
                                                                                                          99% occupancy

                                       OWNED      % REGISTRANT
PROPERTY NAME                            BY         OWNERSHIP
----------------------------------  ------------  -------------
Walnut Creek Executive Park         Registrant           100%
South Bay Office Tower              Registrant           100%
North Tucson Business Center        Registrant           100%
Weston Office Building              Registrant           100%
410 First Avenue                    Registrant           100%
West Valley Executive Park          Registrant           100%
930 Montgomery Street               Registrant           100%
Rincon Center                       RCA                 22.8%

OTHER MATTERS RELATING TO PROPERTIES

                 WEST VALLEY EXECUTIVE PARK (WVEP) ACQUISITION

    On January 17, 1997, the Registrant completed the purchase of WVEP which is a multi-tenant, six building campus style office park located at 4000-4050 Moorpark Avenue, San Jose, California for $17,500,000 or $106.70 per square foot. WVEP's six buildings contain approximately 164,000 square feet and are situated on 7.7 acres. The Registrant purchased WVEP from Peter Paulsen. In connection with this acquisition, the Registrant assumed approximately $10,203,000 in debt from Sun Life Assurance Company of Canada (U.S.) which is amortized over 20 years at a fixed annual interest rate of 9.13%, and matures on June 30, 2005. The debt continues to be assumable and is subject to a prepayment penalty if repaid prior to maturity.

                       930 MONTGOMERY STREET ACQUISITION

    On January 17, 1997, the Registrant completed the purchase of 930 Montgomery Street which is a multi-tenant, 23,000 square foot, six-story, steel frame office building located at 930 Montgomery Street, San Francisco, California for $3,250,000 or $141.30 per square foot. The Registrant purchased 930 Montgomery Street from Donlon H. Gabrielsen and Agnes H. Gabrielsen. In connection with this acquisition, the Registrant obtained new debt of $2,112,500 from Redwood Bank which is amortized over 25 years at a floating annual interest rate of 3% over the one year treasury bond rate, adjustable every six months, and maturing on February 1, 2002. This debt may be prepaid at any time without a penalty and is non-recourse to the Registrant.

            PRINCIPAL BUSINESS CARRIED ON IN OR FROM THE PROPERTIES

    Walnut Creek Executive Park tenants include banking, healthcare, telecommunications, research and development enterprises, and professional service companies. South Bay Office Tower tenants include healthcare, telecommunications, research and development enterprises, and professional service companies. North Tucson Business Center tenants include printing and telemarketing companies. Weston Office Building tenants include banking, financial services and real estate development companies. 410 First Avenue's tenant is a computer hardware and software products company. West Valley Executive Park tenants include healthcare, high-tech and software related companies, financial services and other professional service companies. 930 Montgomery Street tenants include multi-media, software products and professional service companies.

ITEM 3.  LEGAL PROCEEDINGS

    On March 20, 1997, the Registrant filed a Complaint in the San Francisco Superior Court, Case No. 985464, against Rincon Center Associates and Perini Land and Development Company seeking to recover approximately $812,000 in commissions due for leasing and construction services performed for Rincon Center. The Complaint has been answered and a Cross-Complaint has been filed. The Cross-Complaint seeks indemnity concerning the claim for leasing commissions on the ground that the Registrant is also a general partner of RCA, and further seeks to rescind or otherwise avoid the effect of a letter agreement of June 22, 1993, regarding non-recourse loans from Perini Land and Development Company to the Registrant, together with restitution of amounts loaned to the Registrant pursuant to such letter agreement. A trial date has been set for August 3, 1998, however the case is only in the beginning stages of discovery, and the Registrant is not in a position at this time to opine as to the likelihood or remoteness of liability, or the amount of damages should liability be established.

    See Note 2 to the Registrant's Consolidated Financial Statements concerning the $3.65 million letter of credit issued by the Bank of America National Trust and Savings Association (the Issuing Bank) as a portion of the security for the refinancing of Rincon Center, Phase Two. On August 18, 1997, the Issuing Bank commenced an action against the Registrant in the Land Court Department of the Trial Court of

Massachusetts, to obtain a conditional judgement in the full amount of the Registrant's indebtedness to the Issuing Bank, which the Issuing Bank alleges is in excess of $3.7 million. In the event that the Registrant fails to pay such conditional judgement, the complaint seeks, among other remedies, to foreclose on the 410 First Avenue property and obtain a deficiency judgement. Under Massachusetts law, such foreclosure cannot take place until at least three years and two months after the issuance of a conditional judgement. However, if the Issuing Bank should obtain a conditional judgement, the Issuing Bank could take possession of the property and receive rents paid thereon during the three-year period preceding foreclosure. The Registrant is vigorously defending the action. The Registrant filed a complaint against the Issuing Bank on November 21, 1997 in the Superior Court Department of the Trial Court of the Commonwealth of Massachusetts seeking damages, equitable relief and a jury trial for causes of action flowing from the Issuing Bank's conduct regarding the letter of credit. The result of the action brought by the Issuing Bank against the Registrant is uncertain, and it is not possible at this time to project a likely outcome of the proceeding.

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

    RAYMOND V. MARINO (AGE 39). Mr. Marino has been Chief Executive Officer and President of the Registrant since January 1996 and a Director since March 1996. Mr. Marino had been Vice President and Chief Financial Officer of the Registrant since August 1992. Previously, he was with Hunting Gate Investments, a private British real estate investment and management company, as Vice President of Finance and Controller. Mr. Marino has a Bachelor of Science degree in Accounting from Santa Clara University and a Masters degree in Taxation from Golden Gate University. Mr. Marino maintains an active license as a California Certified Public Accountant, and is a member of the American Institute of CPA's, California Society of CPA's, and National Association of Real Estate Investment Trusts.

    CHRISTOPHER M. WATSON (AGE 39). Mr. Watson had been Vice President of the Registrant since September 1992, and became Executive Vice President as of January 1996. His responsibilities include the management of personnel in the marketing and leasing operations of the Registrant. Previously, he was Vice President for Coldwell Banker Commercial Real Estate Services Inc., as a licensed real estate agent representing both property owners and investors in commercial real estate leasing and acquisitions. Mr. Watson has a Bachelor of Arts degree from the University of California at Berkeley.

    STEPHEN J. LOPRESTI (AGE 37). Mr. LoPresti has been Vice President, Finance of the Registrant since November 1997. His responsibilities include financings, acquisitions and dispositions. Previously, Mr. LoPresti worked as a consultant for Ernst & Young Kenneth Leventhal Real Estate Group. Prior to obtaining his masters degree, Mr. LoPresti was the principal and founder of LoPresti and Associates. Mr. LoPresti has a Bachelor of Arts degree from Harvard University and a Masters in Business Administration from the Anderson School at U.C.L.A. Mr. LoPresti maintains an active real estate license in the Commonwealth of Massachusetts.

    Each executive officer holds office at the discretion of the Board of Directors.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

    On March 20, 1998, there were approximately 1,073 holders of record of the Registrant's Common Stock. The Registrant's Common Stock is traded on the American Stock Exchange under the symbol "PGP".

    The table below sets forth, for the indicated periods, the high and low prices per share of the Registrant's Common Stock as reported on the American Stock Exchange Consolidated Reporting System.

                                                                                  HIGH         LOW
                                                                                --------    ---------
1998
  First Quarter (through March 20, 1998).....................................   $ 8         $ 4 1/4

1997
  First Quarter..............................................................     4 1/2       3 1/4
  Second Quarter.............................................................     6           4 1/4
  Third Quarter..............................................................     5 7/8       4 5/8
  Fourth Quarter.............................................................     5 3/8       4 3/4

1996
  First Quarter..............................................................     3 7/16      2 1/2
  Second Quarter.............................................................     4 3/4       2 7/8
  Third Quarter..............................................................     4 3/4       3 1/4
  Fourth Quarter.............................................................     3 3/4       2 3/8

    During the third quarter of 1990, the Registrant's Board of Directors determined to suspend dividend payments until operating cash flows can again support such payments. The Registrant has not paid dividends since the third quarter of 1990 and will continue to periodically review its ability to resume dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

    The selected financial data should be read in conjunction with the Consolidated Financial Statements of the Registrant and related notes listed in
Item 14 of this annual report and included elsewhere herein. The selected financial data is not covered by the report of the independent public accountants. (In thousands, except per share data)

                                                                              AS OF DECEMBER 31,
                                                            ------------------------------------------------------
                                                              1997       1996       1995       1994        1993
                                                            ---------  ---------  ---------  ---------  ----------
FINANCIAL POSITION
Investment properties, net................................  $  54,225  $  32,797  $  33,572  $  58,359  $   75,786
Properties held for sale, net.............................         --         --     22,230         --          --
Equity investment and loans to RCA........................         --         --         --      4,020       6,491
Deferred tax asset........................................      8,203      4,183      6,831      6,845          --
Other assets..............................................      6,283     15,413      3,254      2,210       2,313
                                                            ---------  ---------  ---------  ---------  ----------
Total assets..............................................  $  68,711  $  52,393  $  65,887  $  71,434  $   84,590
                                                            ---------  ---------  ---------  ---------  ----------
                                                            ---------  ---------  ---------  ---------  ----------
Debt......................................................  $  47,402  $  33,722  $  61,778  $  63,099  $   98,916
                                                            ---------  ---------  ---------  ---------  ----------
                                                            ---------  ---------  ---------  ---------  ----------
Deferred tax liability....................................  $  17,983  $  15,012  $  10,514  $  12,209  $       --
                                                            ---------  ---------  ---------  ---------  ----------
                                                            ---------  ---------  ---------  ---------  ----------
Excess of cash distributions received over equity in
  earnings of Golden Gateway Center.......................  $      --  $      --  $      --  $      --  $   18,126
                                                            ---------  ---------  ---------  ---------  ----------
                                                            ---------  ---------  ---------  ---------  ----------
Stockholders' equity (deficit)............................  $     648  $   2,168  $  (9,186) $  (6,502) $  (35,321)
                                                            ---------  ---------  ---------  ---------  ----------
                                                            ---------  ---------  ---------  ---------  ----------
Stockholders' equity (deficit) per share..................  $    0.17  $    0.56  $   (2.36) $   (1.68) $    (9.11)
                                                            ---------  ---------  ---------  ---------  ----------
                                                            ---------  ---------  ---------  ---------  ----------

    The selected financial data should be read in conjunction with the Consolidated Financial Statements of the Registrant and related notes listed in
Item 14 of this annual report and included elsewhere herein. The selected financial data is not covered by the report of the independent public accountants. (In thousands, except share and per share data)

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1997       1996       1995       1994       1993
                                                             ---------  ---------  ---------  ---------  ---------
INCOME RESULTS
Revenue from investment properties.........................  $  13,721  $  11,011  $  12,200  $  11,027  $  14,193
Revenue from hotel property................................  $      --  $   6,111  $   7,009  $   7,357  $   7,837
Investment in partnership, net.............................  $      --  $   2,940  $  (4,090) $  (1,298) $  (1,719)
Gain on redemption of partnership interests................  $      --  $      --  $      --  $  39,078  $   3,602
Provision for settlement of reimbursement obligation.......  $  (2,200) $      --  $      --  $      --  $      --
Gain on sale of real estate assets, net....................  $      --  $  16,714  $     177  $     664  $   1,045
Provision for write-down to estimated net
  realizable value.........................................  $      --  $      --  $    (540) $  (1,000) $  (1,000)
Extraordinary items........................................  $      --  $     766  $    (233) $    (325) $   4,850
Net income (loss)..........................................  $  (1,726) $  11,354  $  (2,729) $  28,817  $   4,583
Income (loss) per share, basic:
  Income (loss) before extraordinary items.................  $   (0.44) $    2.72  $   (0.64) $    7.51  $   (0.07)
  Extraordinary items......................................         --       0.20      (0.06)     (0.08)      1.25
                                                             ---------  ---------  ---------  ---------  ---------
  Net income (loss)........................................  $   (0.44) $    2.92  $   (0.70) $    7.43  $    1.18
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
  Number of common shares and share equivalents
    outstanding, basic.....................................      3,893      3,893      3,893      3,880      3,879
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Income (loss) per share, diluted:
  Income (loss) before extraordinary items.................  $   (0.44) $    2.58  $   (0.64) $    7.09  $   (0.07)
  Extraordinary items......................................         --       0.19      (0.06)     (0.08)      1.25
                                                             ---------  ---------  ---------  ---------  ---------
  Net income (loss)........................................  $   (0.44) $    2.77  $   (0.70) $    7.01  $    1.18
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
  Number of common shares and share equivalents
    outstanding, diluted...................................      3,893      4,100      3,893      4,111      3,881
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

    CAPITAL IMPROVEMENTS, TENANT IMPROVEMENTS AND OTHER DEFERRED COSTS--In January 1997, the Registrant acquired two investment properties for a total cost of approximately $21,000,000, including capitalized acquisitions fees. In 1997, there were other additions to investment properties amounting to approximately $4,161,000 for tenant improvements, capital improvements and other deferred costs which includes leasing commissions. Additionally, the Registrant incurred $236,000 in 1997 relating to loan costs. The Registrant anticipates additions to investment properties will amount to approximately $3,500,000 in 1998.

    FINANCING--In connection with the acquisition of investment properties in January 1997, the Registrant assumed and borrowed mortgage notes totaling approximately $12,315,000. A total of approximately $835,000 of debt principal was repaid in 1997 as scheduled debt amortization. Lastly, a liability of $2.2 million was recorded as a result of recording an estimated settlement obligation related to a drawn letter-of-credit. Accordingly, at December 31, 1997, the Registrant has fixed rate mortgage debt of approximately $43.1 million bearing interest at a weighted average rate of 8.49%, one floating rate mortgage of approximately $2.1 million bearing interest at a rate of 8.75%, and a secured estimated settlement obligation recorded at $2.2 million (accruing interest at a rate of prime plus 3% on the stated settlement obligation of $3.65 million). The estimated settlement obligation is more fully discussed in Note 2 to the Registrant's Consolidated Financial Statements.

NET INCOME (LOSS)

    INVESTMENT PROPERTIES--During 1997, income from investment properties was $599,000 compared to a loss of $1,181,000 for 1996. The increase in rental revenues for 1997 compared to 1996 is due to the acquisition of two investment properties and increased rental rates at various properties. The increase in operating expenses for 1997 compared to 1996 is due to the acquisition of two investment properties, offset by decreased payroll costs and a property tax refund received in 1997. Interest expense decreased slightly from $4,092,000 in 1996 to $4,058,000 in 1997. Included in interest expense for 1997 is $227,000 of interest recorded on the settlement obligation as described above. Depreciation and amortization expense increased as a result of commencing depreciation on expenditures capitalized during 1997 relating to leasing activities and capital improvement projects, and new investment property acquisitions completed in January 1997.

    During 1996, the loss from investment properties was $1,181,000 compared to income of $747,000 during 1995. The decrease in rental revenues for 1996 compared to 1995 is due to the sale of Village Commons Shopping Center (VCSC)and decreased occupancy at Walnut Creek Executive Park (WCEP). The decrease in operating expenses for 1996 compared to 1995 is primarily attributed to the sale of VCSC and reduced costs at WCEP. The increase in interest expense for 1996 compared to 1995 is the result of the Registrant's 1996 debt refinancings. The increase in depreciation and amortization expense for 1996 compared to 1995 is the result of increased capital expenditures in 1996. This additional expense was partially offset by the cessation of depreciation on the VCSC property which was held for sale.

    The following table identifies the impact of certain investment property dispositions, acquisitions, and properties owned in the three years ended December 31, 1997, 1996 and 1995, respectively (in thousands):

                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
INVESTMENT PROPERTIES OWNED IN 1997, 1996 AND 1995:
  Rental revenues............................................  $  10,747  $  10,305  $   9,539
  Operating expenses.........................................     (4,618)    (5,371)    (4,478)
  Interest expense...........................................     (3,002)    (3,823)    (2,235)
  Depreciation expense.......................................     (2,597)    (2,632)    (2,399)
                                                               ---------  ---------  ---------
                                                                     530     (1,521)       427
                                                               ---------  ---------  ---------
INVESTMENT PROPERTIES ACQUIRED IN JANUARY 1997:
  Rental revenues............................................      2,974         --         --
  Operating expenses.........................................     (1,337)        --         --
  Interest expense...........................................     (1,056)        --         --
  Depreciation expense.......................................       (512)        --         --
                                                               ---------  ---------  ---------
                                                                      69         --         --
                                                               ---------  ---------  ---------
INVESTMENT PROPERTY SOLD IN APRIL 1996:
  Rental revenues............................................         --        706      2,661
  Operating expenses.........................................         --        (97)    (1,039)
  Interest expense...........................................         --       (269)    (1,120)
  Depreciation expense.......................................         --         --       (182)
                                                               ---------  ---------  ---------
                                                                      --        340        320
                                                               ---------  ---------  ---------
TOTAL INVESTMENT PROPERTIES:
  Rental revenues............................................     13,721     11,011     12,200
  Operating expenses.........................................     (5,955)    (5,468)    (5,517)
  Interest expense...........................................     (4,058)    (4,092)    (3,355)
  Depreciation expense.......................................     (3,109)    (2,632)    (2,581)
                                                               ---------  ---------  ---------
TOTAL INVESTMENT PROPERTIES INCOME (LOSS)....................  $     599  $  (1,181) $     747
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    HOTEL PROPERTY--The Registrant sold the hotel property in December 1996 and, accordingly, a comparison of operations from 1996 to 1997 is not meaningful.

    During 1996, income from the hotel property was $1,013,000 compared to $1,158,000 during 1995. The decrease in revenues for 1996 compared to 1995 is due to the decrease in occupancy which was offset in part by an increase in the average daily room rate. Operating expenses were constant between 1996 and 1995. However, operating expenses in 1996 included an asset management fee of $446,745 which was paid to the buyer of the hotel as consideration for the one year extended close of escrow during 1996. The decrease in interest expense for 1996 compared to 1995 is the result of the Registrant's debt restructuring. The decrease in depreciation and amortization expense is the result of the cessation of depreciation since this property was held for sale.

    INVESTMENT IN PARTNERSHIP--Subsequent to 1994, the Registrant's partnership interests consisted of its 22.8% combined general (non-managing) and limited partnership interests in RCA. In 1996, the Registrant ceased recording any activity related to its interest in RCA because (i) in 1995, it had written-down its equity investment in and loans to RCA to zero, and (ii) the Registrant currently has no obligation, prospects or plans to invest further in or on behalf of RCA.

    During 1995, the Registrant recorded its 22.8% equity interest in RCA's net loss which amounted to $4,090,000. Additionally, in 1995, the Registrant recorded a $540,000 provision for net realizable value to write-down the remaining balance of its equity investment in and loans to RCA to zero as the Registrant attributed no value to its equity investment in RCA.

    In 1993, the Registrant entered into an agreement with RCA's managing general partner whereby such managing general partner agreed to advance funds to RCA on behalf of the Registrant on an unsecured non-recourse basis, subject to interest at prime plus 2% and certain annual fees (principal, unpaid interest and fees are collectively referred to as the RCA Advances). The agreement does not reduce the level of the Registrant's general and limited partnership interests in RCA. The RCA Advances are only required to be repaid from the Registrant's share of future distributions from RCA, if any. During 1996, the Registrant recorded a credit to income ("Reversal of debt related to investment in RCA" on the Registrant's Consolidated Statement of Income (Loss)) to eliminate the previously recorded liability for the RCA Advances of $2,940,000. During 1997, 1996 and 1995, RCA incurred net losses of approximately $37,923,000, $16,451,000 and $17,924,000, respectively. The RCA Advances amount to approximately $6,748,000 at December 31, 1997 and as noted above, are not recorded on the Registrant's financial statements since (i) the RCA Advances are only required to be repaid from the Registrant's share of future distributions, if any, (ii) the Registrant has no intent or legal obligation to repay the RCA Advances other than from its share of distributions from RCA, if any, and (iii) the Registrant does not anticipate any material cash distributions by RCA in the foreseeable future.

    The Registrant projects a negative tax basis for its partnership investment in RCA of approximately $22,261,000, as of December 31, 1997, since the Registrant's share of tax losses exceeds its investment in RCA. The Registrant's negative tax basis in RCA indicates that the Registrant will face a substantial taxable gain if and when its interest in RCA is ever disposed of.

    GENERAL AND ADMINISTRATIVE EXPENSES--General and administrative expenses decreased from $1,603,000 in 1996 to $1,250,000 in 1997. This decrease is primarily attributable to a decrease in professional services and personnel costs including severance to a former executive. General and administrative expenses increased to $1,603,000 in 1996 from $1,476,000 in 1995. The increase in general and administrative expenses for 1996 compared to 1995 is attributable to increased professional fees offset by a reduction in payroll costs.

    INTEREST EXPENSE ON PARTNERSHIP AND OTHER CORPORATE DEBT--During 1995, the Registrant recorded interest and fees related to the RCA Advances of $340,000, as previously discussed.

    OTHER INCOME (EXPENSE)--Other income was $192,000 in 1997 compared to $540,000 in 1996. Other income was $540,000 in 1996 compared to an expense of $15,000 in 1995. In 1997, other income consists primarily of interest earned, net of depreciation on corporate fixed assets. Other income for 1996 included the gain from the sale of vacant land in Colorado and business advisory fees, net of depreciation on corporate fixed assets. In 1995, other expense consisted primarily of depreciation on corporate fixed assets.

    PROVISION FOR SETTLEMENT OF REIMBURSEMENT OBLIGATION--The Registrant recorded a provision of $2,200,000 for the ultimate settlement of a letter-of-credit reimbursement obligation, as more fully discussed in Note 2 to the Registrant's Consolidated Financial Statements.

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

    INCOME TAX (PROVISION) BENEFIT--In 1997, the Registrant recorded an income tax benefit of 37% of loss before taxes. This amount was less than the 41% effective rate recorded in 1996 and 1995, due to certain 1997 taxable items which were not included in income for financial statement purposes.

    EXTRAORDINARY GAIN (LOSS) FROM EXTINGUISHMENT OF DEBT--In December 1996, the Registrant completed the sale of the Radisson Suites Hotel. As a result of this sale, the Registrant was able to pay off debt to the hotel's mortgage lender resulting in an extraordinary gain on extinguishment of debt of $766,000 which results from the difference between the face value of the debt principal and the amount required to extinguish the related obligation, net of the related write off of loan fees. In June 1995, the Registrant completed the refinancing of $20 million of debt related to WCEP. As a result of this refinancing, the Registrant had written off the unamortized loan fees of $233,000.

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

DISCUSSION OF KNOWN TRENDS, EVENTS AND UNCERTAINTIES

    The economic climate for commercial real estate has shown signs that rental rates and property values have stabilized and in selected markets has improved. Notwithstanding a stabilizing real estate market, tenants may or may not continue to renew leases as they expire or may renew on less favorable terms. Conditions differ in each market in which the Registrant's properties are located. Because of the continuing uncertainty of future economic developments in each market, the impact these developments will have on the Registrant's future cash flow and results of operations is uncertain.

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

    The Registrant has taken several actions to generate and conserve cash as discussed below and continues to review and analyze alternative actions. At the same time, the Registrant is seeking to retain value and identify future opportunities for investment. At December 31, 1997, the Registrant had approximately $2.1 million of unrestricted cash, $1.7 million of restricted cash, investment properties with a net book value of approximately $54.2 million (including the 410 First Avenue property recorded at its estimated net realizable value of $2.2 million), total non-recourse mortgage debt and secured estimated settlement obligation of approximately $47.4 million and stockholders' equity of approximately $.6 million. Given the Registrant's desire to increase its liquidity, the Registrant has actively pursued the sale of selected real estate assets in the past, has restructured and refinanced its mortgage debt, and has entered into an agreement with the managing general partner of RCA to limit the Registrant's cash obligations to RCA. The Registrant continues to evaluate various alternatives to improve its liquidity through debt refinancing and the sale of properties which do not fit within its long term strategy. Funds raised in the preceding fashion would be used for tenant improvements and other capital requirements, certain mandatory debt reductions, and possible new investments.

    As of December 31, 1997, the Registrant's mortgage debt had scheduled annual principal maturities as follows (in thousands):

                                                                                      CURRENT
                                                                                     ---------
1998...............................................................................  $   3,152
1999...............................................................................      1,025
2000...............................................................................      1,115
2001...............................................................................      1,997
2002...............................................................................      1,265
Thereafter.........................................................................     38,848
                                                                                     ---------
                                                                                     $  47,402
                                                                                     ---------
                                                                                     ---------

    The 1998 scheduled principal maturities of $3,152,000 includes the $2,200,000 liability related to the reimbursement obligation as described below. As discussed in the Registrant's Consolidated Financial Statements, the Registrant is also obligated to fund reserves for building, tenant improvements and leasing commissions in connection with its mortgage loans on Walnut Creek Executive Park, North Tucson Business Center, and South Bay Office Tower. Scheduled funding under the various mortgage loan agreements over the twelve months ending December 31, 1998, amounts to approximately $597,000.

    The Registrant's 410 First Avenue property is pledged as collateral for a $3.65 million letter-of-credit that was drawn as of June 30, 1997. As discussed in Note 2 of the Registrant's Consolidated Financial Statements, the Issuing Bank made a demand on the Registrant to reimburse them for the $3.65 million drawn on the letter-of-credit and also notified the Registrant that it is in default with respect to the reimbursement obligation. The reimbursement obligation of the Registrant to the Issuing Bank is full recourse to the Registrant and is secured by the 410 First Avenue property. On August 21, 1997, the Issuing Bank commenced an action for conditional judgement seeking, among other remedies, to foreclose on the 410 First Avenue property. Under Massachusetts law, such foreclosure could not take place until at least three years and two months after the issuance of the conditional judgement. However, if the Registrant does not pay the amount of the conditional judgement within two months after its issuance, the Issuing Bank could take possession of the property during the three year period preceding foreclosure. If the Issuing Bank completes a foreclosure on the 410 First Avenue property, the Registrant will eliminate $3.65 million in secured debt (currently recorded at $2.2 million) on a property that is producing approximately $240,000 in annual cash flow. In such action, the Issuing Bank is seeking to assert a deficiency claim against the Registrant for any alleged difference between the value of the foreclosed property and the $3.65 million drawn on the letter-of-credit including outstanding interest and fees. The Registrant intends to vigorously defend any such deficiency claim. In accordance with generally accepted accounting principles, effective June 30, 1997, the Registrant recorded a "provision for settlement of reimbursement obligation" in the amount of $2.2 million. The accrued amount is equal to the net book value at June 30, 1997, of the 410 First Avenue property that serves as collateral for the reimbursement obligation, resulting in an effective discount of the $3.65 million face value of the reimbursement obligation. The Registrant has recorded rental revenue and operating expenses related to this property, as well as accrued interest on the $3.65 million settlement obligation at the prime rate plus three percent. Any difference between the provision for settlement of reimbursement obligation and the amount ultimately settled upon may be charged or credited to the Registrant's operations as such difference becomes determinable. Management can provide no assurances as to the ultimate settlement amount or method (and the timing thereof) relating to the reimbursement obligation.

    The Registrant's minority, general (non-managing) and limited partnership interests in RCA represent significant potential financial exposure. This exposure includes, and may not be limited to, the potential tax liability associated with the Registrant's negative tax basis, the joint and several guarantees provided by the Registrant to the mortgage lender on Rincon Center Phase Two and the master lessor on Rincon Center Phase One, and the potential tax liability that would exist from the cancellation of debt in connection with a possible debt restructuring. Additionally, RCA's managing general partner agreed to advance funds to RCA on behalf of the Registrant on an unsecured non-recourse basis, subject to interest at the prime rate plus 2% and certain fees (principal, unpaid interest and fees are collectively referred to as the RCA Advances). As indicated previously, RCA's managing general partner is seeking to void the letter agreement under which these loans were made and is also seeking restitution of the loans advanced. The RCA Advances amount to $6,748,000 at December 31, 1997, and are not recorded by the Registrant since
(i) the RCA Advances are only required to be repaid from the Registrant's share of future distributions from RCA, if any, (ii) the Registrant has no intention or legal obligation to repay the RCA Advances other than from its share of distributions from RCA, if any, and (iii) the Registrant does not anticipate any material cash distributions by RCA in the foreseeable future. The managing general partner of RCA is currently in negotiations to refinance the debt on Rincon Center Phases One and Two as more fully described in Note 2 to the Registrant's Consolidated Financial Statements. The proposed refinancing is subject to a number of conditions and approvals among the parties involved in the refinancing. The managing general partner of RCA and the Registrant can make no assurances that the refinancing will be completed.

    Except as described above, at December 31, 1997, the Registrant's material capital expenditures over the next twelve months and beyond are expected to be funded from restricted cash or future cash flow generated by operating activities. Ongoing repair and maintenance expenditures are expected to be funded from cash flow generated by operating activities. Future tenant improvements and leasing commissions will be funded from restricted cash, cash flow generated by operating activities and funds generated from future debt refinancings or property sales, if any.

    The Registrant continued to experience more stabilized operating results in its wholly owned properties during 1997, and, except for RCA, expects this trend to continue. In addition, the completion of certain leasing transactions has continued to reduce the level of vacancy in the Registrant's portfolio and the Registrant is continuing to aggressively pursue new leases on currently available space and renew existing leases as they expire.

YEAR 2000 COMPLIANCE

    To the extent that the Registrant's software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification or replacement of such applications will be necessary. The Registrant has received notification from its primary software vendor indicating that the software application used by the Registrant will be Year 2000 compliant by the end of 1998, at a minimal cost to the Registrant.

FORWARD-LOOKING STATEMENTS; FACTORS THAT MAY AFFECT OPERATING RESULTS

    Certain information included in this Form 10-K and other materials filed or to be filed by the Registrant with the Securities and Exchange Commission may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking information involves known and unforeseen risks, uncertainties and other factors that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, uncertainties affecting the real estate business generally, such as lease renewals and the financial stability of tenants, general economic conditions and conditions in the Registrant's markets, risks relating to acquisitions and dispositions of properties, risks relating to interest rate levels and fluctuations, the availability of financing, and regulatory risks. Given these and other risks described elsewhere in this Form 10-K, investors are cautioned not to place undue reliance on any forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data required by this Item 8 are included in Part IV as indexed under Items 14(a)1 and 2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    The information called for by Part III is hereby incorporated by reference from the information set forth under the captions "Election of Directors", "Ownership of Common Stock" and "Executive Compensation" in Pacific Gateway Properties, Inc.'s (the Company) definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, which meeting involves the election of directors, such definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. In addition, information on Registrant's executive officers has been included in Part I above under the caption "Executive Officers of the Registrant".

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. The following financial statements and supplementary financial information are filed as part of this report:

FINANCIAL STATEMENTS OF THE REGISTRANT                                                                      PAGES
--------------------------------------------------------------------------------------------------------  ---------

Consolidated Balance Sheet as of December 31, 1997 and 1996.............................................         21

Consolidated Statement of Income (Loss) for the three years ended December 31, 1997, 1996 and 1995......         22

Consolidated Statement of Stockholders' Equity (Deficit) for the three years ended December, 1997, 1996
  and 1995..............................................................................................         23

Consolidated Statement of Cash Flows for the three years ended December 31, 1997, 1996 and 1995.........         24

Notes to Consolidated Financial Statements..............................................................    25 - 40

Report of Independent Public Accountants................................................................         41

(a)2.  The following financial statement schedule is filed as part of this report:

Schedule III-- Real Estate and Accumulated Depreciation as of December 31, 1997.........................    42 - 43

    All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or in the Notes thereto.

(a)3.  Exhibits

      This section to be completed by amendment.

21.   Subsidiaries of the Registrant...............................................         44

(b)   The Registrant filed a Form 8-K dated January 30, 1997, reporting under Items
      2 and 7.

      The Registrant filed a Form 8-K/A dated March 24, 1997, reporting under Items
      2 and 7.

      The Registrant filed a Form 10-Q/A dated November 13, 1997, reporting under
      Part I, Items 1 and 2, and Part II, Items 3, 4 and 6.

      The Registrant filed a Form 10-K/A dated November 25, 1997, reporting under
      Items 2, 7 and 8.

      The Registrant filed a Form S-8 dated August 28, 1997.

      The Registrant filed a Post-effective Amendment No. 1 to Form S-8 dated
      November 26, 1997.

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

Dated: March 16, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
                                Director, President and
      RAYMOND V. MARINO           Chief Executive Officer
------------------------------    and Chief Financial          March 16, 1998
      Raymond V. Marino           Officer

      MELANIE L. ADKINS
------------------------------  Controller (Principal          March 16, 1998
      Melanie L. Adkins           Accounting Officer)

     STEVEN A. CALABRESE
------------------------------  Director                       March 16, 1998
     Steven A. Calabrese

        MARK D. GROSSI
------------------------------  Director                       March 16, 1998
        Mark D. Grossi

      LAWRENCE B. HELZEL
------------------------------  Director                       March 16, 1998
      Lawrence B. Helzel

      MARSHALL A. JACOBS
------------------------------  Director                       March 16, 1998
      Marshall A. Jacobs

    CHRISTOPHER L. JARRATT
------------------------------  Director                       March 16, 1998
    Christopher L. Jarratt

      RICHARD M. OSBORNE
------------------------------  Director                       March 16, 1998
      Richard M. Osborne

       MARTIN S. ROHER
------------------------------  Director                       March 16, 1998
       Martin S. Roher

                        PACIFIC GATEWAY PROPERTIES, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1997 AND 1996
                            AND FOR THE YEARS ENDED
                        DECEMBER 31, 1997, 1996 AND 1995

                        PACIFIC GATEWAY PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEET

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                              AS OF DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                      ASSETS
Cash and cash equivalents.................................................................  $    2,065  $    2,899
Restricted cash...........................................................................       1,746       9,975
Accounts receivable.......................................................................         112         359
Prepaid taxes.............................................................................          54         280
Other current assets......................................................................          86         540
Investment properties:
  Land....................................................................................       9,631       5,481
  Buildings...............................................................................      49,665      31,847
  Building and other improvements.........................................................      11,360       9,304
                                                                                            ----------  ----------
    Subtotal investment properties........................................................      70,656      46,632
  Less-accumulated depreciation and reserve for write-down to net realizable value........     (16,431)    (13,835)
                                                                                            ----------  ----------
    Investment properties, net............................................................      54,225      32,797
                                                                                            ----------  ----------
Deferred tax asset........................................................................       8,203       4,183
Capitalized loan costs, net of accumulated amortization of $134 and $46 at December 31,
  1997 and 1996, respectively.............................................................         818         670
Capitalized lease commissions, rent concessions and other deferred costs, net of accumulated amortization of $1,476 and $1,351 at December 31, 1997 and 1996,
  respectively............................................................................       1,402         690
                                                                                            ----------  ----------
        Total assets......................................................................  $   68,711  $   52,393
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable..........................................................................  $    1,109  $      612
Accrued payroll, property and sales taxes.................................................         195         195
Accrued interest on debt..................................................................         385          --
Unearned rental revenue...................................................................         286         418
Tenant security deposits..................................................................         703         266
Debt related to investment properties.....................................................      47,402      33,722
Deferred tax liability....................................................................      17,983      15,012
                                                                                            ----------  ----------
      Total liabilities...................................................................      68,063      50,225
                                                                                            ----------  ----------
Stockholders' equity:
Common stock $1.00 par value--
  Authorized--10,000,000 shares; Issued--4,018,150 shares at December 31, 1997 and
    4,011,150 shares at December 31, 1996.................................................       4,018       4,011
Paid-in-deficit...........................................................................     (10,023)    (10,222)
Retained earnings.........................................................................       6,800       8,526
Treasury stock, at cost--118,554 common shares at December 31, 1997 and December 31,
  1996....................................................................................      (2,037)     (2,037)
Warrants for common stock.................................................................       1,890       1,890
                                                                                            ----------  ----------
      Total stockholders' equity..........................................................         648       2,168
                                                                                            ----------  ----------
        Total liabilities and stockholders' equity........................................  $   68,711  $   52,393
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements

                        PACIFIC GATEWAY PROPERTIES, INC.

                    CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          FOR THE YEAR ENDED
                                                                                             DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1997       1996       1995
                                                                                    ---------  ---------  ---------
INVESTMENT PROPERTIES:
    Rental revenues...............................................................  $  13,721  $  11,011  $  12,200
    Operating expenses............................................................     (5,955)    (5,468)    (5,517)
    Interest expense..............................................................     (4,058)    (4,092)    (3,355)
    Depreciation and amortization.................................................     (3,109)    (2,632)    (2,581)
                                                                                    ---------  ---------  ---------
      Investment properties income (loss).........................................        599     (1,181)       747
                                                                                    ---------  ---------  ---------
HOTEL PROPERTY:
    Revenues......................................................................         --      6,111      7,009
    Operating expenses............................................................        (93)    (4,695)    (4,697)
    Interest expense..............................................................         --       (403)      (491)
    Depreciation and amortization.................................................         --         --       (663)
                                                                                    ---------  ---------  ---------
      Hotel property income (loss)................................................        (93)     1,013      1,158
                                                                                    ---------  ---------  ---------
INVESTMENT IN PARTNERSHIP:
    Equity in partnership losses, net.............................................         --         --     (4,090)
    Reversal of debt related to investment in RCA.................................         --      2,940         --
                                                                                    ---------  ---------  ---------
      Investment in partnership...................................................         --      2,940     (4,090)
                                                                                    ---------  ---------  ---------
General and administrative expenses...............................................     (1,250)    (1,603)    (1,476)
Interest expense on partnership and other corporate debt..........................         --         --       (340)
Other income (expense)............................................................        192        540        (15)
                                                                                    ---------  ---------  ---------
    Income (loss) before settlement obligation, property transactions,
      write-downs, income taxes and extraordinary items...........................       (552)     1,709     (4,016)
Provision for settlement of reimbursement obligation..............................     (2,200)        --         --
Gain on sale of real estate assets, net...........................................         --     16,714        177
Provision for write-down to estimated net realizable value........................         --         --       (540)
                                                                                    ---------  ---------  ---------
Income (loss) before income taxes and extraordinary items.........................     (2,752)    18,423     (4,379)
Income tax (provision) benefit....................................................      1,026     (7,835)     1,883
                                                                                    ---------  ---------  ---------
Income (loss) before extraordinary items..........................................     (1,726)    10,588     (2,496)
Extraordinary gain (loss) from extinguishment of debt.............................         --        766       (233)
                                                                                    ---------  ---------  ---------
    Net income (loss).............................................................  $  (1,726) $  11,354  $  (2,729)
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
Income (loss) per share, basic:
  Income (loss) before extraordinary items........................................  $   (0.44) $    2.72  $   (0.64)
  Extraordinary items.............................................................         --       0.20      (0.06)
                                                                                    ---------  ---------  ---------
    Net income (loss).............................................................  $   (0.44) $    2.92  $   (0.70)
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
Income (loss) per share, diluted:
  Income (loss) before extraordinary items........................................  $   (0.44) $    2.58  $   (0.64)
  Extraordinary items.............................................................         --       0.19      (0.06)
                                                                                    ---------  ---------  ---------
    Net income (loss).............................................................  $   (0.44) $    2.77  $   (0.70)
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements

                        PACIFIC GATEWAY PROPERTIES, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                 (IN THOUSANDS)

                                                                                                             WARRANTS
                                                                                     RETAINED                   FOR
                                                             COMMON      PAID-IN-    EARNINGS    TREASURY     COMMON
                                                              STOCK      DEFICIT     (DEFICIT)     STOCK       STOCK       TOTAL
                                                           -----------  ----------  -----------  ---------  -----------  ---------
Balance at December 31, 1994.............................   $   4,011   $  (10,222)  $     (99)  $  (2,082)  $   1,890   $  (6,502)
  Net loss...............................................          --           --      (2,729)         --          --      (2,729)
  Issuance of treasury stock.............................          --           --          --          45          --          45
                                                           -----------  ----------  -----------  ---------  -----------  ---------
Balance at December 31, 1995.............................       4,011      (10,222)     (2,828)     (2,037)      1,890      (9,186)
  Net income.............................................          --           --      11,354          --          --      11,354
                                                           -----------  ----------  -----------  ---------  -----------  ---------
Balance at December 31, 1996.............................   $   4,011   $  (10,222)  $   8,526   $  (2,037)  $   1,890   $   2,168
  Net loss...............................................          --           --      (1,726)         --          --      (1,726)
  Issuance of common stock from exercise of stock
    options..............................................           7           15          --          --          --          22
  Return of profit from shareholder short-swing sale.....          --          184          --          --          --         184
                                                           -----------  ----------  -----------  ---------  -----------  ---------
Balance at December 31, 1997.............................   $   4,018   $  (10,023)  $   6,800   $  (2,037)  $   1,890   $     648
                                                           -----------  ----------  -----------  ---------  -----------  ---------
                                                           -----------  ----------  -----------  ---------  -----------  ---------

  The accompanying notes are an integral part of these consolidated financial statements

                        PACIFIC GATEWAY PROPERTIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
Cash flow from operating activities:
  Net income (loss)...........................................................  $   (1,726) $   11,354  $   (2,729)
  Non-cash revenues and expenses included in income:
    Depreciation and amortization.............................................       3,109       2,632       3,275
    Equity in partnership losses..............................................          --          --       4,090
    Provision for settlement of reimbursment obligation.......................       2,200          --          --
    Provision for write-down to estimated net realizable value................          --          --         540
    Gain on sale of real estate assets, net...................................          --     (16,714)       (177)
    Reversal of debt related to investment in RCA.............................          --      (2,940)         --
    Extraordinary items.......................................................          --        (766)        233
    Deferred taxes, net.......................................................      (1,049)      7,146      (1,681)
Changes in assets and liabilities:
  Accounts receivable, prepaid taxes and other assets.........................         927          89         (14)
  Accounts payable and other current liabilities..............................       1,187      (1,290)        154
                                                                                ----------  ----------  ----------
NET CASH GENERATED BY (USED IN) OPERATING ACTIVITIES..........................       4,648        (489)      3,691
                                                                                ----------  ----------  ----------
Cash flow from investing activities:
  Additions to building and other improvements, capitalized lease commissions,
    rent concessions and other deferred costs.................................      (4,161)     (1,876)     (2,768)
  Acquisition of investment properties........................................     (10,797)         --          --
  Proceeds from sale of properties............................................          --      39,432         510
  Contributions to RCA........................................................          --          --      (1,035)
  Distributions from RCA......................................................          --          --         424
                                                                                ----------  ----------  ----------
NET CASH GENERATED BY (USED IN) INVESTING ACTIVITIES..........................     (14,958)     37,556      (2,869)
                                                                                ----------  ----------  ----------
Cash flow from financing activities:
  Borrowings under debt related to investment properties......................       2,112      14,300      20,986
  Borrowings in connection with investment in RCA, net........................          --          --         990
  Payments on debt............................................................        (835)    (38,460)    (23,297)
  Payment of loan costs and fees..............................................        (236)       (450)        (85)
  Proceeds from shareholder short-swing sale reimbursement....................         184          --          --
  (Increase) decrease in restricted cash......................................       8,229      (9,734)        356
  Purchase of treasury stock..................................................          --          --          45
  Proceeds from exercise of stock options.....................................          22          --          --
                                                                                ----------  ----------  ----------
NET CASH GENERATED BY (USED IN) FINANCING ACTIVITIES..........................       9,476     (34,344)     (1,005)
                                                                                ----------  ----------  ----------
Increase (decrease) in cash and cash equivalents..............................        (834)      2,723        (183)
Balance at beginning of year..................................................       2,899         176         359
                                                                                ----------  ----------  ----------
Balance at end of year........................................................  $    2,065  $    2,899  $      176
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

                        PACIFIC GATEWAY PROPERTIES, INC.

                                 (IN THOUSANDS)

                                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
SUPPLEMENTARY DISCLOSURES:
  Cash paid for interest......................................................  $    3,673  $    4,495  $    4,486
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
  Cash paid for taxes.........................................................  $       --  $      510  $      483
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
  Non-cash transactions:
  Portion of acquisition of investment properties funded by assumption of debt
    related to investment properties..........................................  $   10,203  $       --  $       --
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
  Increase in debt related to investment properties in connection with
    reimbursement obligation..................................................  $    2,200  $       --  $       --
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
  Reduction of debt related to investment properties due to Statement of
    Accounting Standards No. 15...............................................  $       --  $      956  $       --
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

    Pacific Gateway Properties, Inc., (the Company) is a New York corporation formed in 1984 for the purpose of investing and managing income producing real estate. The Company's overall business plan has been to assemble a substantial portfolio of income producing properties. The Company historically focused its property acquisitions in four markets: Northern California, Arizona, Florida and Massachusetts. The Company's long-term objectives continue to be maximizing net cash flow from operations and achieving growth through appreciation of asset values. The current strategic plan of the Company is to focus on real estate investments on the West Coast with a specific emphasis on the San Francisco Bay Area. The current investment emphasis is on commercial properties which require aggressive management and leasing in order to maximize their potential. This strategy is influenced by the following factors: (1) the Company's current property portfolio is concentrated on the West Coast; and (2) the Company believes that geographic concentration will create operational efficiencies.

PRINCIPLES OF CONSOLIDATION

    The Company's Consolidated Financial Statements include the accounts of the Company and all wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. The investment in RCA in which the Company has a 22.8% interest and has no management control, is accounted for using the equity method.

REVENUE RECOGNITION

    Rental revenues are recognized on a straight-line basis over the term of occupancy in accordance with the provisions of the leases.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash, commercial paper and money market accounts, all of which have original maturities of three months or less.

RESTRICTED CASH

    As of December 31, 1997, restricted cash is comprised of the following (in thousands):

Capital, tenant improvement and lease commission reserves...........  $   1,316
Security deposits from certain tenants..............................        196
Debt service, property tax and insurance reserves...................        234
                                                                      ---------
Total...............................................................  $   1,746
                                                                      ---------
                                                                      ---------

INVESTMENT PROPERTIES AND OTHER DEFERRED COSTS

    Land, buildings and improvements are recorded at cost. Depreciation on investment properties is provided using the straight-line method over estimated useful lives ranging from 28 to 40 years. Capitalized loan costs consist of loan fees, legal, accounting, engineering, appraisal, and other costs associated with financings and are amortized using the straight-line method over the primary term of related debt

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) instrument. Costs associated with a lease are amortized over the term of the lease. The remaining deferred costs are amortized using the straight-line method over the estimated useful life of the asset to which they relate. Repairs and maintenance are charged to expense as incurred.

    The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when expected undiscounted cash flows are less than the carrying value of the asset. Measurement of impairment is based upon the fair value of the asset.

INCOME TAXES

    The Company accounts for taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, deferred taxes are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate.

GAIN ON SALE OF REAL ESTATE ASSETS, NET

    Gain on sale of real estate assets consists of the following (in thousands):

                                                     1997     1996     1995
                                                    -------  -------  -------
Radisson Suites Hotel.............................  $    --  $ 5,814  $    --
Village Commons Shopping Center...................       --   10,900       --
Walnut Creek parcel of land.......................       --       --      177
                                                    -------  -------  -------
Total.............................................  $    --  $16,714  $   177
                                                    -------  -------  -------
                                                    -------  -------  -------

EARNINGS PER SHARE

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share". SFAS No. 128 requires the disclosure of basic earnings per share and modifies existing guidance for computing diluted earnings per share. Under the new standard, basic earnings per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. Outstanding warrants and stock options enter into the weighted average shares outstanding when computing diluted earnings per share using the Treasury Stock Method. The effective date of SFAS No. 128 is December 15, 1997. Earnings per share for all periods presented have been restated to conform to the new standard. The number of weighted average common shares and potential common shares used in the earnings per share calculations are as follows:

                                                            1997        1996        1995
                                                         ----------  ----------  ----------
Basic..................................................   3,893,133   3,892,596   3,892,596
Stock options and warrants.............................          --     207,504          --
                                                         ----------  ----------  ----------
Diluted................................................   3,893,133   4,100,100   3,892,596

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In 1997 and 1995, due to the Company's loss position, the inclusion of stock options and warrants would have been anti-dilutive, and accordingly the number of outstanding shares used in calculating basic and diluted earnings per share for these years are the same.

RISKS AND UNCERTAINTIES AND USE OF ESTIMATES

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

2. REAL ESTATE PARTNERSHIP INVESTMENTS

RINCON CENTER ASSOCIATES PARTNERSHIP (RCA)--SAN FRANCISCO, CALIFORNIA

    The Company owns general (non-managing) and limited partnership interests in RCA totaling approximately 22.8% and, subject to the funding agreement entered into with RCA's managing general partner, Perini Land & Development Company (a wholly owned subsidiary of Perini Corporation), discussed below, is responsible for 20% of cash requirements in excess of available financing. The Company's minority, general (non-managing) and limited partnership interests in RCA represent significant potential financial exposure. This exposure includes, and may not be limited to, the potential tax liability associated with the Company's negative tax basis, the joint and several guarantees provided by the Company to the mortgage lender on Rincon Center Phase Two and the master lessor on Rincon Center Phase One, and the potential tax liability that would exist from the cancellation of debt in connection with a possible debt restructuring. Except for the provision for settlement of reimbursement obligation and deferred income tax liabilities related to the tax that would result from any gain recognized from the Company's negative tax basis in its partnership interest, the accompanying financial statements do not include any adjustments for these uncertainties.

    RCA sold Rincon Center Phase One to Chrysler MacNally Corporation (Chrysler) in June 1988; subsequently, RCA leased the property back under a master lease which is treated as an operating lease for financial reporting purposes. In July 1993, Chrysler completed a refinancing of Rincon Center Phase One. The maturity date of this debt is July 1, 1998. Payments under the master lease agreement may be adjusted to reflect adjustments in the rate of interest payable by Chrysler on the Rincon Center Phase One debt. The master lease also permits Chrysler to put the property back to RCA at stipulated prices beginning

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

2. REAL ESTATE PARTNERSHIP INVESTMENTS (CONTINUED)
January 1998 if long-term financing meeting certain conditions is not obtained. As of January 1, 1998, no new commitment had been secured although negotiations with the current lender were in progress. In order to allow those discussions to continue, Chrysler agreed to temporarily delay the enforcement of the purchase requirements. RCA can make no assurances about the outcome of this negotiation. As a result of the current loan negotiations, RCA has written-down the carrying value of the assets related to this segment of the property by $17,150,000 in 1997 to the estimated net realizable value. On June 30, 1997, RCA filed a lawsuit against Chrysler in Superior Court in the State of California, County of San Francisco. The lawsuit's primary cause of action alleges that Chrysler has breached the master lease and a certain letter agreement because the rent payments due from RCA after the 1993 refinancing of Rincon Center Phase One, resulted in an increase in Chrysler's after tax rate of return from rent payments. The lawsuit states that such excessive rent recalculations directly contravene both the letter and the spirit of the master lease.

    In September 1993, RCA completed a refinancing of Rincon Center Phase Two with Citibank. The residential portion of Rincon Center Phase Two is being financed with redevelopment bonds from the Redevelopment Agency of the City and County of San Francisco, California, which are due December 1, 2006. The bonds are secured by an irrevocable letter-of-credit issued by Citibank in the name of RCA. In the event that drawings are made on the letter-of-credit, RCA has agreed to reimburse Citibank for such drawings pursuant to the terms of the Reimbursement Agreement which is secured by a deed of trust on Rincon Center Phase Two and other guarantees. During 1997, the irrevocable letter-of-credit was due to expire. RCA is currently in negotiations with Citibank to extend the letter-of-credit and no assurances can be made about the outcome of this negotiation. Currently, the letter-of-credit has been extended to June 1, 1998.

    The commercial portion of Rincon Center Phase Two was financed pursuant to a Construction Loan Agreement between RCA and Citibank. The Construction Loan Agreement is secured by a deed of trust on the commercial portion of Rincon Center Phase Two. In 1993, RCA extended the loan to October 1, 1998. RCA is currently in negotiations with Citibank to extend the loan and no assurances can be made about the outcome of this negotiation. A portion of the security for the Construction Loan Agreement was a $3.65 million letter-of-credit issued by Bank of America National Trust and Savings Association (the Issuing Bank) on behalf of the Company in favor of Citibank.

    The reimbursement obligation of the Company to the Issuing Bank is full recourse to the Company and is secured by the Company's 410 First Avenue property located in Needham, Massachusetts. The letter-of-credit for $3.65 million was drawn by Citibank prior to its expiration date of June 23, 1997. Citibank is currently holding the $3.65 million in a separate restricted account on behalf of RCA and has not applied said funds to any outstanding debt of RCA. The Issuing Bank made a demand on the Company to reimburse them for the $3.65 million drawn on the letter-of-credit and also notified the Company it is in default with respect to the reimbursement obligation. On August 21, 1997, the Issuing Bank commenced an action for conditional judgement seeking, among other remedies, to foreclose on the 410 First Avenue property. Under Massachusetts law, such foreclosure could not take place until at least three years and two months after the issuance of the conditional judgement. However, if the Company does not pay the amount of the conditional judgement within two months after its issuance, the Issuing Bank could take possession of the property during the three year period preceding foreclosure. In such action, the Issuing Bank is seeking to assert a deficiency claim against the Company for any alleged difference between the

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

2. REAL ESTATE PARTNERSHIP INVESTMENTS (CONTINUED) value of the foreclosed property and the $3.65 million drawn on the letter-of-credit including outstanding interest and fees. The Company intends to vigorously defend such deficiency claim. Since any assets of the Company which are applied to the reimbursement obligation would constitute additional investment in RCA, which the Company considers of no value, the net book value of such assets would be written off and charged to the earnings of the Company when said assets were applied to the reimbursement obligation. In accordance with generally accepted accounting principles, effective June 30, 1997, the Company recorded a "provision for settlement of reimbursement obligation" in the amount of $2.2 million to provide for the ultimate settlement of the reimbursement obligation. The accrued amount is equal to the net book value at June 30, 1997, of the 410 First Avenue property that serves as collateral for the reimbursement obligation, resulting in an effective discount of the $3.65 million face value of the reimbursement obligation. The Company has continued to record rental revenue and operating expenses related to this property, as well as accrued interest on the $3.65 million reimbursement obligation at a rate of prime plus three percent. Any difference between the provision for settlement of reimbursement obligation and the amount ultimately settled upon may be charged or credited to the Company's operations as such difference becomes determinable. Management can provide no assurances as the ultimate settlement amount or method (and the timing thereof) relating to the reimbursement obligation.

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

    In 1993, the Company entered into an agreement with RCA's managing general partner whereby such managing general partner agreed to advance funds to RCA on behalf of the Company on an unsecured non-recourse basis, subject to interest at prime plus 2% and certain annual fees (principal, unpaid interest and fees are collectively referred to as the RCA Advances). This agreement does not reduce the level of the Company's general and limited partnership interests in RCA. The RCA Advances are only required to be repaid from the Company's share of future distributions from RCA, if any. At December 31, 1995, the RCA Advances amounted to $2,940,000. During 1996, the Company recorded a credit to income ("Reversal of Debt Related to Investment in RCA" on the Company's Consolidated Statement of Income (Loss)) to eliminate the previously recorded liability for the RCA Advances of $2,940,000. During 1997, 1996 and 1995, RCA incurred net losses of approximately $37,923,000, $16,451,000 and $17,924,000, respectively. The RCA
Advances amount to $6,748,000 at December 31, 1997 and as noted above, are not recorded on the Company's consolidated financial statements since (i) the RCA Advances are only required to be repaid from the Company's share of future distributions from RCA, if any, (ii) the Company has no intention or legal obligation to repay the RCA Advances other than from its share of distributions from RCA, if any, and (iii) the Company does not anticipate any material cash distributions by RCA in the foreseeable future.

    During 1995, the Company recorded interest and fees related to the RCA Advances of $340,000. As previously discussed, the Company ceased recording any activity relating to RCA in 1996.

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

2. REAL ESTATE PARTNERSHIP INVESTMENTS (CONTINUED)
    During 1997, the Company asserted certain claims against RCA for payment to the Company by RCA for leasing services provided to RCA by the Company during 1996. The Company has not accrued for such claims pending resolution of this matter with RCA's managing general partner.

    Summary financial statement data for RCA is as follows (in thousands):

AS OF DECEMBER 31,                                                       1997         1996
--------------------------------------------------------------------  -----------  ----------
Investment properties, net..........................................  $   107,045  $  110,495
Other assets........................................................        6,857      21,042
                                                                      -----------  ----------
                                                                      -----------  ----------
                                                                      $   113,902  $  131,537
                                                                      -----------  ----------
Debt................................................................  $    49,228  $   56,012
Amounts due to partners.............................................      185,208     158,156
Other liabilities...................................................       12,723      12,703
Partners' deficit...................................................     (133,257)    (95,334)
                                                                      -----------  ----------
                                                                      $   113,902  $  131,537
                                                                      -----------  ----------
                                                                      -----------  ----------

FOR THE YEAR ENDED DECEMBER 31,                                1997        1996        1995
----------------------------------------------------------  ----------  ----------  ----------
Revenue...................................................  $   16,772  $   20,705  $   20,165
                                                            ----------  ----------  ----------
Expenses:
  Operating and lease expenses............................      19,429      18,519      19,572
  Provision for write-down of note receivable.............      17,150          --          --
  Financing...............................................      15,017      14,712      14,402
  Depreciation and amortization...........................       3,099       3,925       4,115
                                                            ----------  ----------  ----------
                                                                54,695      37,156      38,089
                                                            ----------  ----------  ----------
Net loss..................................................  $  (37,923) $  (16,451) $  (17,924)
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

3. DEBT

    As of December 31, 1997 and 1996, the Company had the following debt related to investment properties outstanding (in thousands):

                                                                            1997       1996
                                                                          ---------  ---------
South Bay Office Tower, interest fixed at 8.66%, due January 2007.......  $   9,348  $   9,450
Walnut Creek Executive Park, interest fixed at 7.85%, due June 2005.....     19,002     19,438
Weston Office Building, interest fixed at 8.45%, due October 2001.......        959        993
North Tucson Business Center, interest fixed at 9.62%, due October
  2006..................................................................      3,801      3,841
West Valley Executive Park, interest fixed at 9.13%, due June 2005......     10,000         --
930 Montgomery Street, interest at 8.75% as of December 31, 1997
  (floating rate of 3% over the one year treasury bond rate adjustable
  every six months), due February 2002..................................      2,092         --
410 First Avenue (See Note 2)...........................................      2,200         --
                                                                          ---------  ---------
                                                                          $  47,402  $  33,722
                                                                          ---------  ---------
                                                                          ---------  ---------

MORTGAGES ON REAL ESTATE

    SOUTH BAY OFFICE TOWER

    In December 1996, the Company completed the refinancing of $9.45 million of debt related to South Bay Office Tower. The loan bears interest at 8.66% through maturity and requires fixed monthly payments of $77,000. The loan is amortized over 25 years and is due January 2007. This loan may be prepaid any time after the first day of the fifth (5th) loan year with a 30-day written notice to the lender. A prepayment consideration of the greater of one percent of the loan balance, or the present value of all remaining payments of principal and interest is payable on the prepayment date. The loan is non-recourse to the Company. Concurrent with the closing, the Company deposited $701,000 with the lender to fund future capital improvements. As of December 31, 1997, $458,000 has been reimbursed to the Company by the lender. In addition, the lender held in escrow additional debt proceeds of $940,000 to be released to the Company upon the completion of certain leasing transactions that were in process as of December 31, 1996. These transactions were completed in 1997 and the funds were returned to the Company. Also, the loan requires an additional $22,100 per month to be deposited for future tenant improvements and leasing commissions until the reserve equals $668,000. The Company is then required to maintain this minimum balance of $668,000 during the term of the loan. The portion of reserves funded and unspent through December 31, 1997, including interest, amounted to approximately $537,000 and is classified as restrictd cash on the Company's Consolidated Balance Sheet.

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

3. DEBT (CONTINUED)
    WALNUT CREEK EXECUTIVE PARK

    In June 1995, the Company completed the refinancing of $20,000,000 of debt related to Walnut Creek Executive Park. The new loan carries a 7.85% annual interest rate until maturity with fixed monthly payments of approximately $162,000. The loan is amortized over 20 years and is due June 2005. The new loan has a prepayment penalty and is non-recourse to the Company. In addition, the new loan requires the Company to fund a reserve for future tenant improvements of $9,300 per month in the first twenty-four (24) months of the loan, and increasing to $17,600 per month in months twenty-five (25) through sixty-eight
(68) of the loan. The balance of the reserve as of December 31, 1997, including interest, amounted to approximately $316,000 and is classified as restricted cash on the Company's Consolidated Balance Sheet. As a result of this refinancing, the Company wrote-off the unamortized portion of the loan fees associated with the debt that was retired, which amounted to $233,000 and is recorded as an extraordinary item in 1995.

    WESTON OFFICE BUILDING

    In October 1996, the Company completed the refinancing of $1,000,000 of debt related to Weston Office Building in Florida. The loan carries an 8.45% annual interest rate until maturity with fixed monthly payments of approximately $9,800. The loan is amortized over 15 years and is due October 2001. The loan has no prepayment penalty. This loan is an obligation of a subsidiary of the Company and the Company has provided a guarantee of the lessor of $500,000 or 50% of the outstanding loan balance.

    NORTH TUCSON BUSINESS CENTER

    In September 1996, the Company completed the refinancing of $3,850,000 of debt related to North Tucson Business Center in Arizona. The loan carries a 9.62% annual interest rate until maturity with fixed monthly payments of approximately $34,000. The loan is amortized over 25 years and is due October 2006. The loan is non-recourse to the Company. Concurrent with the closing, the Company deposited $40,800 with the lender to fund future tenant improvements and leasing commissions during the term of the loan. The loan also requires an additional $3,400 per month to be deposited for future tenant improvements and leasing commissions and $1,100 per month to be deposited in a replacement reserve during the term of the loan. In addition, the Company is required to fund a debt service reserve of $8,200 per month until $295,000 has been funded. The debt service, tenant improvement and leasing commission reserves may be reduced if certain tenant renewals occur. The portion of the reserves funded and unspect through December 31, 1997, including interest, amounted to approximately $236,000 and is classified as restricted cash on the Company's Consolidated Balance Sheet.

    WEST VALLEY EXECUTIVE PARK

    In connection with the January 17, 1997 acquisition of this property, the Company assumed approximately $10,203,000 in non-recourse mortgage debt. The loan carries a 9.13% annual interest rate until maturity. The loan is amortized over 20 years and is due June 2005. The debt continues to be assumable and is subject to a prepayment penalty if paid off prior to maturity.

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

3. DEBT (CONTINUED)
    930 MONTGOMERY STREET

    In connection with the January 17, 1997 acquisition of this property, the Company obtained $2,112,500 in mortgage debt. The loan is amortized over twenty-five (25) years at a floating annual interest rate of 3% over the one year treasury bond rate, adjustable every six months, and is due February 2002. This debt can be prepaid at any time without a penalty and is non-recourse to the Company.

    410 FIRST AVENUE

    See Note 2 to the Consolidated Financial Statements for discussion of the $2.2 million estimated settlement obligation.

CORPORATE DEBT

    In December 1993, the Company completed a restructuring of its non-revolving line-of-credit, letter-of-credit, unsecured bonds, and certain mortgages. This debt was paid in full in 1996 using the proceeds from the sale of the Radisson Suites Hotel.

    In connection with the 1993 restructuring, the Company issued to the primary lender warrants to acquire up to two million shares of the Company's common stock. One million of the warrants have been canceled leaving one million exercisable warrants outstanding at December 31, 1997. The exercise price for the warrants is $2.875 per share. The outstanding warrants expire December 11, 1998. The warrants have customary anti-dilution protection that addresses stock splits, stock dividends, recombinations and reclassifications, and certain other issuances of additional common stock. The Company also has a right of first offer to acquire the shares of common stock or warrants prior to any transfer thereof. The Company has valued the one million warrants at $1.89 million which is recorded as equity in the Company's Consolidated Balance Sheet.

    Statement of Financial Accounting Standards No. 15 required the Company to account for future interest resulting from the debt restructuring using an imputed interest rate versus the stated rates on the Notes A and B. In addition, the primary lender's cancellation of debt of $4 million at the time of the restructuring was effectively amortized for financial reporting purposes. In connection with the retirement of Notes A and B in 1996, the Company recorded an extraordinary gain on extinguishment of debt of $766,000 resulting from the difference in the face value and the amount required to extinguish the debt, net of the write-off of related loan fees.

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

3. DEBT (CONTINUED)
LOAN MATURITIES

    The maturities of debt outstanding as of December 31, 1997, and required minimum principal payments in each of the next five years and thereafter are summarized as follows (in thousands):

                                                                                      CURRENT
                                                                                     ---------
1998...............................................................................  $   3,152
1999...............................................................................      1,025
2000...............................................................................      1,115
2001...............................................................................      1,997
2002...............................................................................      1,265
Thereafter.........................................................................     38,848
                                                                                     ---------
                                                                                     $  47,402
                                                                                     ---------
                                                                                     ---------

    The 1998 scheduled principal maturities of $3,152,000 includes the $2,200,000 liability related to the reimbursement obligation, as discussed in
Note 2 to the Consolidated Financial Statements.

4. ACQUISITION AND DISPOSITION OF INVESTMENT PROPERTIES

    On January 17, 1997, the Company purchased two properties to complete a tax deferred exchange in accordance with Section 1031 of the Internal Revenue Code, in connection with the sale of the Radisson Suites Hotel. The first acquisition was West Valley Executive Park, a multi-tenant, six building, 164,000 square foot campus style office park in San Jose, California, that was acquired for $17,500,000. The second acquisition was a multi-tenant, 23,000 square foot, six-story steel frame office building located at 930 Montgomery Street, San Francisco, California, for $3,250,000. See Note 3 for discussion of the mortgage debt assumed and borrowed in connection with these acquisitions.

    In April 1996, the Company sold the Village Commons Shopping Center property to an unrelated party for $19,300,000 and recognized a gain for financial reporting purposes of $10,900,000. In December 1996, the Company sold the Radisson Suites Hotel property to an unrelated party for $21,307,000 and recognized a gain for financial reporting purposes of $5,814,000.

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

4. ACQUISITION AND DISPOSITION OF INVESTMENT PROPERTIES (CONTINUED)
    The following unaudited pro forma information reflects adjustments to the Company's historical results from these acquisitions and dispositions as if they had occurred on January 1, 1996 (in thousands, except per share and share amounts):

                                                                            FOR THE YEAR ENDED
                                                                            DECEMBER 31, 1996
                                                                            ------------------
Revenues..................................................................     $     13,578
                                                                                 ----------
Net income................................................................              953
                                                                                 ----------
Net income per common share--
  Basic...................................................................     $       0.24
                                                                                 ----------
  Diluted.................................................................     $       0.23
                                                                                 ----------
Weighted average common shares outstanding--
  Basic...................................................................        3,892,596
                                                                                 ----------
                                                                                 ----------
  Diluted.................................................................        4,100,100
                                                                                 ----------
                                                                                 ----------

5. INCOME TAXES

    The Company provides for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109).

    The deferred income tax (provision) benefit represents the tax effect of temporary differences between income (loss) determined for financial reporting and for income tax purposes. As of December 31, 1997, the Company has a tax net operating loss carryover for Federal income tax purposes of approximately $13.0 million, which will expire between 2006 and 2012. The Company has an investment tax credit carryover totaling approximately $1.5 million which will expire between 2000 and 2003. The Company also has an alternative minimum tax credit carryover for Federal income tax purposes of approximately $.9 million which can be carried forward indefinitely.

                        PACIFIC GATEWAY PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

5. INCOME TAXES (CONTINUED)

    The components of the deferred tax assets and deferred tax liabilities are as follows at December 31, 1997 (in thousands):

                                                        FEDERAL  STATE    TOTAL
                                                        -------  ------  -------
Deferred tax assets:
  Net operating loss carryover........................  $ 3,966  $  730  $ 4,696
  Tax credits carryover...............................    2,344      --    2,344
  State deferred tax..................................    1,038      --    1,038
  Unearned rental revenue.............................      100      25      125
                                                        -------  ------  -------
                                                        $ 7,448  $  755  $ 8,203
                                                        -------  ------  -------
                                                        -------  ------  -------
Deferred tax liabilities:
  Excess tax depreciation.............................  $ 4,400  $1,101  $ 5,501
  Debt relating to the RCA Advances...................    2,081     521    2,602
  Excess partnership losses from RCA..................    7,791   1,950    9,741
  Straight-line rent..................................      112      27      139
                                                        -------  ------  -------
                                                        $14,384  $3,599  $17,983
                                                        -------  ------  -------
                                                        -------  ------  -------

    The table below reconciles the difference between the statutory Federal income tax rate and the effective rate in the Company's Consolidated Statement of Income (Loss).

                                                            (PROVISION) BENEFIT
                                                                PERCENTAGES
                                                          -----------------------
                                                          1997     1996     1995
                                                          -----    -----    -----
Statutory Federal income tax rate......................     34%     (34)%     34%
State income tax.......................................      6       (7)       7
Taxable items not recognized for financial reporting
  purposes.............................................     (3)      --       --
                                                          -----    -----    -----
Effective tax rate (provision) benefit.................     37%     (41)%     41%
                                                          -----    -----    -----
                                                          -----    -----    -----

    The components of the (provision) benefit for income taxes were as follows (in thousands):

                                                          1997    1996     1995
                                                         ------  -------  ------
Federal--current.......................................  $  (17) $  (142) $   --
Federal--deferred......................................     992   (5,977)  1,608
State--current.........................................      (6)    (376)     --
State--deferred........................................      57   (1,340)    275
                                                         ------  -------  ------
                                                         $1,026  $(7,835) $1,883
                                                         ------  -------  ------
                                                         ------  -------  ------

6. LESSOR ARRANGEMENTS

    As of December 31, 1997, approximately 792,000 of a total of approximately 911,000 square feet or 87% of the Company's wholly owned commercial space was leased. The terms of the leases generally require tenants to pay base rent plus their proportionate share of certain operating expenses or expense

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

6. LESSOR ARRANGEMENTS (CONTINUED)
increases. Minimum rental amounts due to the Company pursuant to these operating leases through expiration are as follows (in thousands):

                                                                                      CURRENT
                                                                                     ---------
1998...............................................................................  $  11,410
1999...............................................................................      9,542
2000...............................................................................      7,842
2001...............................................................................      4,571
2002...............................................................................      2,885
Thereafter.........................................................................      6,264
                                                                                     ---------
                                                                                     $  42,514
                                                                                     ---------
                                                                                     ---------

7. STOCK OPTIONS, WARRANTS AND EMPLOYEE BENEFIT PLANS

INCENTIVE STOCK OPTION PLAN

    The Company has two stock option plans, the 1985 Incentive Stock Option Plan (the "1985 Plan") and the 1996 Stock Option Plan (the "1996 Plan"). Under the 1985 Plan, 200,000 shares of the Company's common stock were reserved for issuance. This plan provides for options to be granted at fair market value on the date of grant for terms not exceeding ten years. During 1997, under the 1985 Plan, options to purchase 4,000 shares were exercised and options to purchase 11,000 shares were canceled. As of December 31, 1997, a total of 42,350 options were outstanding under the 1985 Plan and no additional grants may be made. Of such outstanding options, 30,000 are exercisable in equal cumulative installments over five years beginning in 1993 at prices ranging from $2.97 to $3.13 per share and 12,350 outstanding options are exercisable in equal cumulative installments over five years beginning in 1995 at prices ranging from $3.69 to $4.56 per share.

    Under the 1996 Plan, a total of 200,000 shares of Common Stock have been reserved for issuance. This plan provides for options to be granted at fair market value on the date of grant for terms not exceeding ten years. During 1996, options to purchase an aggregate of 150,000 shares of Common Stock were granted at an exercise price of $2.56. During 1997, options to purchase an aggregate of 30,000 shares of Common Stock were granted at an exercise price of $4.94. During 1997, options to purchase 3,000 shares were exercised, and options to purchase 12,000 shares were canceled. As of December 31, 1997, a total of 165,000 options were outstanding under the 1996 plan. Of such options outstanding under the 1996 Plan, 40,000 were exercisable in 1996, 47,000 were exercisable in 1997, 33,000 are exercisable in 1998, 13,000 are exercisable in 1999, 2000 and 2001, respectively, and 6,000 are exercisable in 2002.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation" (SFAS 123), which establishes financial accounting and reporting standards for stock based compensation plans. As permitted by SFAS 123, the Company will continue to account for these plans under APB Opinion No. 25, under which no compensation expense will be recognized. The additional compensation expense that would have been recorded if the Company had adopted SFAS 123 is not material in 1997 and 1996. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

7. STOCK OPTIONS, WARRANTS AND EMPLOYEE BENEFIT PLANS (CONTINUED) weighted-average assumptions used for grants during 1997: expected dividend yield of 0%, expected volatility of 46.6%, risk-free interest rate of 5.97% and expected life of 10 years.

    A summary of the status of the Company's two stock option plans and stock warrants at December 31, 1997, 1996, and 1995 and changes during the years then ended is presented in the table and narrative below:

                                                            1997                       1996                       1995
                                                  -------------------------  -------------------------  -------------------------
                                                                 WEIGHTED                   WEIGHTED                   WEIGHTED
                                                                  AVERAGE                    AVERAGE                    AVERAGE
                                                                 EXERCISE                   EXERCISE                   EXERCISE
                                                     SHARES        PRICE        SHARES        PRICE        SHARES        PRICE
                                                  ------------  -----------  ------------  -----------  ------------  -----------
Outstanding at beginning of year................     1,207,350*  $    2.86      1,182,850*  $    2.97      1,182,850*  $    2.97
Granted.........................................        30,000        4.94        150,000        2.56             --          --
Exercised.......................................        (7,000)       3.13             --          --             --          --
Expired.........................................       (23,000)       2.91       (125,500)       3.58             --          --
                                                  ------------               ------------               ------------
Outstanding at end of year......................     1,207,350   $    2.91      1,207,350   $    2.86      1,182,850   $    2.97
                                                  ------------               ------------               ------------
                                                  ------------               ------------               ------------
Exercisable at end of year......................     1,124,410                  1,076,940                     92,570
                                                  ------------               ------------               ------------
                                                  ------------               ------------               ------------
Weighted Average Fair Value of Options
  Granted.......................................  $       3.30               $       1.68               $       0.00
                                                  ------------               ------------               ------------
                                                  ------------               ------------               ------------

* Included in this amount are one million warrants related to the 1993 debt restructuring. These warrants will expire on December 11, 1998. (See Note 3 to the Consolidated Financial Statements for further discussion.)

401(k) PLAN

    Effective January 1, 1996, the Company adopted a discretionary non-contributory 401(k) Plan. All 401(k) Plan contributions are fully vested. The level of any Company contributions are subject to annual review and approval of the Company's Board of Directors. The Board of Directors approved a 1997 contribution of three percent of qualified employee compensation which amounted to $27,836. No contribution was made in 1996.

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

8. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following tables set forth unaudited quarterly financial data (in thousands, except per share amounts) for each of the two years ended December 31, 1997 and December 31, 1996:

                                                                                       BY QUARTER
                                                                  -----------------------------------------------------
1997                                                                FIRST     SECOND      THIRD     FOURTH      TOTAL
----------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
Investment properties income (loss).............................  $     471  $     135  $    (165) $     158  $     599
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------
Hotel property income (loss)....................................        (94)         1         --         --        (93)
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------
Provision for settlement of reimbursement obligation............         --     (2,200)        --         --     (2,200)
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------
Net income (loss)...............................................  $       6  $  (1,450) $    (245) $     (37) $  (1,726)
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------
Income (loss) per share, basic:
  Income (loss) before extraordinary items......................  $      --  $   (0.37) $   (0.06) $   (0.01) $   (0.44)
  Extraordinary items...........................................         --         --         --         --         --
                                                                  ---------  ---------  ---------  ---------  ---------
  Net income (loss).............................................  $      --  $   (0.37) $   (0.06) $   (0.01) $   (0.44)
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------
Income (loss) per share, diluted:
  Income (loss) before extraordinary items......................  $      --  $   (0.37) $   (0.06) $   (0.01) $   (0.44)
  Extraordinary items...........................................         --         --         --         --         --
                                                                  ---------  ---------  ---------  ---------  ---------
  Net income (loss).............................................  $      --  $   (0.37) $   (0.06) $   (0.01) $   (0.44)
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

8. QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                                       BY QUARTER
                                                                  -----------------------------------------------------
1996                                                                FIRST     SECOND      THIRD     FOURTH      TOTAL
----------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
Investment properties income (loss).............................  $     401  $     (27) $     (79) $  (1,476) $  (1,181)
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------
Hotel property income (loss)....................................        954        192       (108)       (25)     1,013
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------
Gain on sale of real estate assets, net.........................         --     10,900         --      5,814     16,714
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------
Extraordinary gain from extinguishment of debt..................         --         --         --        766        766
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------
Net income (loss)...............................................  $     589  $   6,379  $    (549) $   4,935  $  11,354
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------
Income (loss) per share, basic:
  Income (loss) before extraordinary items......................  $    0.15  $    1.64  $   (0.14) $    1.07  $    2.72
  Extraordinary items...........................................         --         --         --       0.20       0.20
                                                                  ---------  ---------  ---------  ---------  ---------
  Net income (loss).............................................  $    0.15  $    1.64  $   (0.14) $    1.27  $    2.92
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------
Income (loss) per share, diluted:
  Income (loss) before extraordinary items......................  $    0.15  $    1.51  $   (0.14) $    1.03  $    2.58
  Extraordinary items...........................................         --         --         --       0.19       0.19
                                                                  ---------  ---------  ---------  ---------  ---------
  Net income (loss).............................................  $    0.15  $    1.51  $   (0.14) $    1.22  $    2.77
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Pacific Gateway Properties, Inc.:

    We have audited the accompanying consolidated balance sheets of Pacific Gateway Properties, Inc. (a New York corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income
(loss), stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Gateway Properties, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subject to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

San Francisco, California
March 2, 1998

                        PACIFIC GATEWAY PROPERTIES, INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                            AS OF DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                                                  ACCUMULATED
                                                                                                  DEPRECIATION
                                                                                                 AND PROVISION
                                     INITIAL COST                      GROSS CARRYING AMOUNT AT  FOR WRITE- DOWN
                                      TO COMPANY         SUBSEQUENT       DECEMBER 31, 1997          TO NET
                                ----------------------     COSTS,      ------------------------    REALIZABLE       1997
                 ENCUMBRANCES            BUILDINGS AND   CAPITALIZED   BUILDINGS AND    TOTAL        VALUE       PROJECTED
DESCRIPTION        (NOTE 3)      LAND    IMPROVEMENTS   IMPROVEMENTS   IMPROVEMENTS   (NOTE 1)   (NOTE 2 AND 5)  TAX BASIS
---------------  -------------  -------  -------------  -------------  -------------  ---------  --------------  ----------
Walnut Creek
  Executive
  Park.........       $19,002    $1,357       $12,086        $ 8,009        $20,095    $ 21,452        $ 6,559     $16,748

South Bay
  Office
  Tower........         9,348     3,439        13,754          3,547         17,301      20,740          6,200      11,477

North Tucson
  Business
  Center.......         3,801       147           621            628          1,249       1,396            431       1,205

Weston Office
  Building.....           959        44           299              5            304         348             73         295

410 First
  Avenue (Note
  4 and 5).....         2,200       494         4,006            364          4,370       4,864          2,702       2,099

West Valley
  Executive
  Park.........        10,000     3,500        14,187            680         14,867      18,367            357       7,712

930 Montgomery
  Street.......         2,092       650         2,597            180          2,777       3,427             86       1,961

Corporate
  Leasehold
Improvements...            --        --            --             62             62          62             23          40
                 -------------  -------  -------------  -------------  -------------  ---------        -------   ----------

TOTAL..........       $47,402    $9,631       $47,550        $13,475        $61,025    $ 70,656        $16,431     $41,537
                 -------------  -------  -------------  -------------  -------------  ---------        -------   ----------
                 -------------  -------  -------------  -------------  -------------  ---------        -------   ----------

                    DATE OF
                 CONSTRUCTION/
DESCRIPTION       ACQUISITION
---------------  -------------
Walnut Creek
  Executive
  Park.........       1975 to
                    1986/1988
South Bay
  Office
  Tower........     1972/1985
North Tucson
  Business
  Center.......     1987/1988
Weston Office
  Building.....     1986/1988
410 First
  Avenue (Note
  4 and 5).....     1961/1984
West Valley
  Executive
  Park.........     1978/1997
930 Montgomery
  Street.......     1927/1997
Corporate
  Leasehold
Improvements...
TOTAL..........

                        PACIFIC GATEWAY PROPERTIES, INC.
      SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION--(CONTINUED)

                               DECEMBER 31, 1997
                                 (IN THOUSANDS)

NOTE 1 The changes in the total cost of land, buildings, and improvements for the three years ended December 31, are as follows:

                                                            1997        1996       1995
                                                          ---------  ----------  ---------
Balance at beginning of period..........................  $  46,632  $   76,684  $  76,500
Additions...............................................      3,245       1,527      2,177
Cost of acquired properties.............................     20,934          --         --
Write-off of fully amortized items......................       (155)       (526)    (1,679)
Cost of disposed properties.............................         --     (31,053)      (314)
                                                          ---------  ----------  ---------
Balance at end of period................................  $  70,656  $   46,632  $  76,684
                                                          ---------  ----------  ---------
                                                          ---------  ----------  ---------

NOTE 2 The changes in accumulated depreciation and amortization and the provision for write-down to net realizable value for the three years ended December 31, are as follows:

                                                             1997       1996       1995
                                                           ---------  ---------  ---------
Balance at beginning of period...........................  $  13,835  $  20,882  $  19,807
Depreciation expense.....................................      2,751      2,239      2,795
Write-off of fully amortized items.......................       (155)      (526)    (1,679)
Relief of accumulated balances related to disposed
  properties.............................................         --     (8,760)       (41)
                                                           ---------  ---------  ---------
Balance at end of period.................................  $  16,431  $  13,835  $  20,882
                                                           ---------  ---------  ---------
                                                           ---------  ---------  ---------

NOTE 3  Refer to Note 3 in the Registrant's Consolidated Financial Statements.

NOTE 4 This property was pledged in support of a $3.65 million letter-of-credit in favor of the lender on Rincon Center. Prior to its expiration date of June 23, 1997, the letter-of-credit was drawn by the refinancing lender. Refer to Note 2 in the Registrant's Consolidated Financial Statements.

NOTE 5 The total reserve for write-down to net realizable value pertains to 410 First Avenue property in Needham, Massachusetts.