Form 10-K/A
period 1997-12-31
PACIFIC GATEWAY PROPERTIES INC
filed 1998-04-30
CIK 743443

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-K/A

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                         OR

/   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                  For the transition period from _______ to _______

                           Commission File Number 1-8692

                          PACIFIC GATEWAY PROPERTIES, INC.
               (Exact name of Registrant as specified in its charter)

                NEW YORK                          04-2816560
     (State or other jurisdiction               (IRS Employer
     of incorporation or organization)         Identification No.)

      930 MONTGOMERY ST., SUITE 400
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/ No / /.

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

          Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 20, 1998: COMMON STOCK, PAR VALUE $1.00--3,899,596 SHARES.

                                      PART III

                                         OF

                             ANNUAL REPORT ON FORM 10-K

                                         OF

                          PACIFIC GATEWAY PROPERTIES, INC.
                        FOR THE YEAR ENDED DECEMBER 31, 1997


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The following table sets forth certain information as of April 15, 1998 concerning the directors and the executive officers of Pacific Gateway Properties, Inc. (the "Company").

      NOMINEES
-------------------

Steven A. Calabrese      Age 37; director of the Company since July 1997; since
                         prior to 1993, managing partner of Calabrese, Racek and Markos, Inc., CRM Construction Inc. and CRM
                         Environmental Services, Inc., firms which specialize in evaluations, management, construction and environmental assessment services for commercial and industrial real estate; owner and manager of a real estate portfolio.
                         (A)

Mark D. Grossi           Age 44; director of the Company since July 1997;
                         Executive Vice President and director of Charter One
                         Financial, Inc., a savings and loan holding company, and Executive Vice President and Chief Retail Banking
                         Officer of its subsidiary, Charter One Bank; since prior to 1993, holder of various senior executive positions with Charter One Bank and its predecessor.
                         (A)

Lawrence B. Helzel       Age 50; director of the Company since May 1995; since
                         prior to 1993, member, Pacific Stock Exchange, Inc.
                         (self employed market maker, options floor); co-founder
                         Buylar Investments, Inc., a real estate investment company. (A)

Marshall A. Jacobs       Age 78; director of the Company since February 1984;
                         since January 1992, Of Counsel to the law firm of Jacobs Persinger & Parker, prior thereto, senior partner in the firm. (B)

Christopher L. Jarratt   Age 36; director of the Company since May 1997; since
                         September 1996, Chief Executive Officer of Third
                         Capital, LLC, a company engaged in various real estate investment and advisory activities; since prior to 1993, President, Jarratt Associates, Inc., a company engaged in commercial mortgage banking and commercial real estate investment activities; director of TIS
                         Mortgage Investment Company.

Raymond V. Marino        Age 39; director of the Company since March 1996 and
                         President and Chief Executive Officer since January
                         1996; prior thereto, Vice President of the Company.

Richard M. Osborne       Age 52; director and Chairman of the Board of Directors
                         of the Company since May 1997; since prior to 1993
                         President and Chief Executive Officer of OsAir, Inc., a manufacturer of industrial gases for pipeline delivery and a real property developer; director of Brandywine
                         Realty Trust,  Great Lakes Bank, TIS Mortgage
                         Investment Company and Meridian Point Realty Trust
                         VIII. (B)

Martin S. Roher          Age 48; director of the Company since May 1995; since
                         prior to 1993, general partner and managing partner of MSR Capital Partners, a limited partnership engaged in securities investments. (B)

EXECUTIVE OFFICERS
---------------------

Christopher M. Watson    Age 39; Executive Vice President of the Company since
                         January 1996; prior thereto, Vice President of the Company.

Stephen J. LoPresti      Age 37; Vice President, Finance of the Company since
                         November 1997; prior thereto, consultant for Ernst &
                         Young Kenneth Leventhal Real Estate Group; prior thereto, principal and founder of LoPresti &
                         Associates.

--------------------
(A) Member of the Audit Committee
(B) Member of the Compensation Committee

          Directors hold office until the next Annual Meeting of Shareholders. Officers hold their positions at the discretion of the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Based upon reports it has received and other information, the Company believes that all of its security holders, directors and officers who were required to file reports of beneficial ownership of the Company's Common Stock under Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") in respect of 1997 and prior periods have done so and their filings for 1997 were on a timely basis, except that Steven A. Calabrese was late in filing one report of one sale in 1997 of an aggregate of 36,600 shares of Common Stock; and Richard M. Osborne was late in filing one report of one purchase in 1997 of an aggregate of 36,600 shares of Common Stock.

ITEM 11.  EXECUTIVE COMPENSATION.

          The Summary Compensation Table below sets forth individual compensation information for each of the Company's last three fiscal years of the Chief Executive Officer ("CEO") and other most highly paid executive officers who were serving as such at the end of the Company's fiscal year ended December 31, 1997, and whose total annual salary and bonus for such fiscal year exceeded $100,000.

                             SUMMARY COMPENSATION TABLE



                                                                                     Long Term
                                                                                  Compensation
                                                   Annual Compensation                  Awards
                                                   -------------------                  ------

                                                                                Stock           All Other
Name and Principal Position         Year         Salary          Bonus        Options     Compensation (1)
---------------------------         ----         ------          -----        -------     ---------------

Raymond V. Marino (2)               1997       $150,000        $25,000             --              $4,800
President and CEO                   1996        150,000         50,000        100,000                  --
                                    1995         95,000         30,000             --               2,850

Christopher M. Watson               1997        100,000             --             --             100,487
                                    1996         70,000         30,000         35,000              34,906
                                    1995         70,000         30,000             --              22,459


--------------------


(1) Other compensation in the form of personal benefits to the named persons has been omitted because it does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus to each.

(2) Mr. Marino became President and CEO as of January 1996. Mr. Marino had been Vice President and Chief Executive Officer of the Company since August 1992. Mr. Marino was granted options for 20,000 shares of Common Stock as more fully described below in "EMPLOYMENT CONTRACT WITH EXECUTIVE". His other compensation in 1997 is a 401(k) contribution and in 1995 is a simplified employee pension contribution.

(3) Mr. Watson joined the Company as a Vice President in September 1992 and became Executive Vice President as of January 1996. His other compensation consisted of lease commissions of $92,687 in 1997, $31,906 in 1996 and $17,359 in 1995, an auto allowance of $3,000 in each year, a $4,800 401(k) contribution in 1997, and $2,100 for a simplified employee pension contribution in 1995.

OPTION TABLES

          There were no options to purchase Common Stock of the Company granted to the two officers named above during 1997. Mr. Stephen J. LoPresti was hired as Vice President of Finance in November 1997 following the resignation of Andrew T. Gorayeb. Mr. LoPresti was granted options to purchase 30,000 shares of Common Stock on November 10, 1997 at $4.938 per share. Mr. LoPresti's options will vest equally over a five year period commencing November 10, 1998. None of Mr. LoPresti's options were exercisable at December 31, 1997.

     The following table sets forth the values at the end of 1997 of the options to purchase Common Stock of the Company held by two of the officers named above. None of these officers exercised any options in 1997.

                           FISCAL YEAR END OPTION VALUES

                                                         Values of
                                Number of                Unexercised In-
                                Unexercised              the-Money
                                Options at               Options at
                                12/31/97                 12/31/97 (1)
                                -------------            -------------
                                Exercisable/             Exercisable/
   Name                         Unexercisable            Unexercisable
   ----                         -------------            -------------


Raymond V. Marino               98,705/22,470            $213,743/$47,848

Christopher M. Watson           25,705/30,470            $49,210/$67,753

-----------------


(1) The closing sale price for the Company's Common Stock on December 31, 1997, as reported on the American Stock Exchange consolidated reporting system was $4.88 per share.

          EMPLOYMENT CONTRACT WITH EXECUTIVE. Raymond V. Marino was employed by the Company in 1996 under an employment agreement which was renewed on slightly modified terms to apply to future years and pursuant to which Mr. Marino is to be the Chief Executive Officer, President and a director of the Company at an annual base salary of $150,000 plus a bonus determined by the Board of Directors. The current employment agreement is for an initial term of two years commencing January 2, 1997, and will automatically be extended for additional one-year terms unless either party elects not to extend the term. If the Company makes the election, Mr. Marino will be entitled (i) to receive his base salary for a period of 24 months following expiration and a bonus equal to the average of any annual bonuses he may have earned with respect to the immediately preceding two full calendar years of his employment or, if greater, the bonus, if any, Mr. Marino has received in respect of his 1996 employment, and (ii) to exercise all vested options which have been granted to him for a period of 12 months from the date of expiration. If the Company otherwise terminates the employment agreement without cause or if Mr. Marino terminates the employment agreement because of a reduction in his responsibilities or compensation or a change in his employment location, Mr. Marino will be entitled to receive the termination compensation described above and the vesting period of any unvested options granted to Mr. Marino will accelerate and such options and all previously vested options will be exercisable for a period of 12 months from the date of termination. In the event of a termination of Mr. Marino's employment at his election within 12 months following a change in control of the Company (as defined in the employment agreement), he will be entitled to receive the termination compensation described above, including the acceleration of the vesting of his options, but the period for exercising any options will be three months from termination. If, following a change in control, Mr. Marino agrees to remain employed under different terms of employment than those contained in his employment agreement, he will be entitled to be paid in addition to his compensation under the new employment arrangement his base salary for the remainder of his then current employment term. On March 16, 1998, the Board of Directors notified Mr. Marino that his employment agreement would be extended until January 1, 2000. In addition, effective January 1, 1998, Mr. Marino's base salary would be $175,000 plus a bonus determined by the Board of Directors. Mr. Marino was also granted additional options to purchase 20,000 shares of Common Stock on March 16, 1998 at $6.0625 per share. According to the amendment to the employment agreement options to purchase 10,000 shares of Common Stock will be exercisable on January 1, 1999 and December 31, 1999, respectively.

          Mr. Watson and Mr. LoPresti have a severance arrangement with the Company under which they are entitled to receive one year's base salary if the Company terminates their employment within one year following a change in its control.

          Directors who are not officers of the Company receive an annual fee of $7,500 and supplemental fees of $750 for each meeting of the Board or a committee thereof attended, and $375 for each telephone meeting, plus out-of-pocket expenses incurred in connection with services rendered to the Company and travel and lodging for each board meeting.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. Mr. Jacobs is Of Counsel to the law firm of Jacobs Persinger & Parker. Such law firm has performed services for the Company for which it was paid $101,271 in 1997 and may perform services for the Company in 1998.


                       PACIFIC GATEWAY PROPERTIES, INC. (PGP)
                                 PERFORMANCE GRAPH

                  COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
          AMONG PGP, DOW JONES GLOBAL MARKET INDEX-US AND DOW JONES REAL
                             ESTATE INVESTMENT INDEX-US
                          FISCAL YEAR ENDING DECEMBER 31ST



                                         1992        1993         1994        1995         1996        1997
------------------------------------------------------------------------------------------------------------

Pacific Gateway Properties               $100        $143         $152        $110         $124        $183
------------------------------------------------------------------------------------------------------------
Dow Jones Equity Market Index            $100        $110         $111        $152         $188        $251
------------------------------------------------------------------------------------------------------------
Dow Jones Real Estate Market Index       $100        $117         $111        $138         $185        $221
------------------------------------------------------------------------------------------------------------




Assumes $100 invested on 12/31/92 in PGP
Common Stock, the Dow Jones Global Market Index-US
* Total return assumes reinvestment of dividends
** Fiscal year ending December 31.

The above graph compares the performance of the Company with that of the Dow Jones Global Market Index-US (Formerly the Dow Jones Equity Market Index) and the Dow Jones Real Estate Investment Index-US.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table sets forth certain information concerning the beneficial ownership of shares of Common Stock of the Company by persons who the Company knows to own beneficially more than 5% of the outstanding Common Stock and by the directors and executive officers of the Company.



                                                                 Shares              Percent
                                                                 Beneficially        of
                                                                 Owned (1)           Class
                                                                 ------------        -------

               Richard M. Osborne Trust                             1,576,938   (2)     40.4
               Turkey Vulture Fund XIII, Ltd.
               and Liberty Self Stor, Ltd.
                      7001 Center Street
                      Mentor, OH  44060

               Mark D. Grossi                                         264,800            6.8
                      30962 Riviera Lane
                      Westlake, OH 44145

               Third Capital, LLC                                     200,000   (3)      5.1
                      314 Church Street
                      Nashville, TN  37201

DIRECTORS AND EXECUTIVE
OFFICERS
-----------------------

Steven A. Calabrese                                                    39,800            1.0

Mark D. Grossi                                                        264,800            6.8

Lawrence B. Helzel                                                     40,000             *

Marshall A. Jacobs                                                        200             *

Christopher L. Jarratt                                                200,000   (3)      5.1

Raymond V. Marino                                                      98,705   (4)      2.5

Richard M. Osborne                                                  1,576,938   (2)     40.4

Martin S. Roher                                                       175,000   (5)      4.5

Christopher M. Watson                                                  25,705   (4)       *

All directors  and executive
  officers (9 persons)
  as a group                                                        2,221,148           57.0



-------------------------
*Less than 1%

(1) Beneficial ownership is the direct or indirect ownership of Common Stock of the Company including the right to control the vote or investment of or acquire such Common Stock within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise indicated, each beneficial owner has sole voting and investment power with respect to the shares shown and reported ownership is as of March 2, 1998.

(2) According to information provided in Form 5, Annual Statement of Changes in Beneficial Ownership dated February 10, 1998, filed by the Richard M. Osborne Trust (the "Trust"), Turkey Vulture Fund XIII, Ltd. (the "Fund") and Liberty Self Stor, Ltd. ("Liberty") as a group, and other information provided to the Company, the Trust beneficially owns 100 shares, the Fund beneficially owns 305,432 shares (7.8%) and Liberty beneficially owns 1,271,406 shares (32.6%). Richard M. Osborne as sole trustee of the Trust, sole manager of the Fund and sole managing member of Liberty may be deemed to beneficially own all of said 1,576,938 shares.

(3) Based upon information provided in Schedule 13D dated May 19, 1997 filed by Third Capital, LLC. Represents shares of Common Stock issuable upon exercise of presently exercisable warrants issued to Third Capital, LLC by the Richard M. Osborne Trust. Christopher L. Jarratt is Chief Executive Officer of Third Capital, LLC and may be deemed to beneficially own said securities.

(4) Represents shares issuable upon exercise of options to purchase Common Stock which were exercisable at March 2, 1998 or which may become exercisable within 60 days thereafter.

(5) The shares are owned by MSR Capital Partners. Mr. Roher is the sole general partner of MSR Capital Partners and may be considered to beneficially own such shares.

(6) Represents 27,600 shares held by CCAG Limited, a family limited partnership ("CCAG"); 6,500 shares beneficially owned by Mr. Calabrese's wife as to which shares Mr. Calabrese disclaims beneficial ownership; and 5,700 shares held by Mr. Calabrese as custodian for his children. Mr. Calabrese is managing partner of CCAG and may be deemed to beneficially own said shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          See Item 11 for information concerning the relationship between the Company and the law firm of Jacobs Persinger & Parker, to which Marshall A. Jacobs, a director of the Company, is Of Counsel.

     The Board of Directors of the Company held five meetings in 1997.  The
Board does not have a Nominating Committee.   The duties of the Audit Committee
of the Board are to oversee the audit function of the Company's independent certified public accountants, to periodically review significant financial information relating to the Company and to act as a communication link between the Board and such certified public accountants. The duties of the Compensation Committee of the Board are to make recommendations to the Board with respect to the compensation package of the Chief Executive Officer, to review the Chief Executive Officer's recommendations as to the compensation packages of the other officers of the Company and to award grants under and otherwise administer the Company's stock option plans. The Audit Committee met two times in 1997. The Compensation Committee met once in 1997. During 1997, each director attended all of the meetings of the Board of Directors and committees of which he was a member.

                                     SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amendment to be signed by the undersigned thereunto duly authorized.

                                             PACIFIC GATEWAY PROPERTIES, INC.
                                                      (Registrant)




                                        By:  /S/RAYMOND V. MARINO
                                           -----------------------------------
                                              Raymond V. Marino, President and
                                                  Chief Executive Officer


                                                      April 24, 1998
                                           -----------------------------------
                                                            Date