Form 10-Q
period 1998-03-31
PACIFIC GATEWAY PROPERTIES INC
filed 1998-05-15
CIK 743443

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended March 31, 1998

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

                                NOT APPLICABLE
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998:

$1.00 Par Value Common Stock                                3,899,596
----------------------------                     -----------------------------
    (Title of Class)                             (Number of Shares Outstanding)

                       PACIFIC GATEWAY PROPERTIES, INC.

                                    INDEX



Part I - Financial Information:                                                     Page Number
          Item 1.        Financial Statements

          Condensed Consolidated Balance Sheet as of
                March 31, 1998 and December 31, 1997                                      3


          Condensed Consolidated Statement of Income for
                the Three Months Ended March 31, 1998 and 1997                            4


          Condensed Consolidated Statement of Cash Flows
                for the Three Months Ended March 31,
                1998 and 1997                                                             5

          Notes to Condensed Consolidated Financial Statements                            6-10

          Item 2.        Management's Discussion and
                           Analysis of Financial Condition
                           and Results of Operations                                      11-16


Part II - Other Information

          Item 1.        Legal Proceedings                                                16-17

          Item 2.        Changes in Security                                              None

          Item 3.        Defaults Upon Senior Securities                                  None

          Item 4.        Submission of Matters to a Vote
                         of Security Holders                                              None

          Item 5.        Other Information                                                17

          Item 6.        Exhibits and Reports on Form 8-K                                 17



Signatures                                                                                18

                         PACIFIC GATEWAY PROPERTIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                         AS OF              AS OF
                                                                     MARCH 31,       DECEMBER 31,
                                                                          1998               1997
                                                                     ---------       ------------
ASSETS
Cash and cash equivalents                                              $    820          $  2,065
Restricted cash                                                           1,775             1,746
Accounts receivable, prepaid taxes and other
  current assets                                                            392               252
Investment properties:                                                   72,294            70,656
  Less-accumulated depreciation and reserve
  for write-down to net realizable value                                (17,215)          (16,431)
                                                                       --------          --------
    Investment properties, net                                           55,079            54,225
                                                                       --------          --------
Deferred tax asset                                                        8,844             8,203
Capitalized loan costs, net                                                 794               818
Capitalized lease commissions, rent concessions
  and other deferred costs, net                                           1,724             1,402
                                                                       --------          --------
     Total assets                                                      $ 69,428          $ 68,711
                                                                       --------          --------
                                                                       --------          --------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable, prepaid rent, tenant security
  deposits, accrued interest and other current
  liabilities                                                          $  4,231          $  2,678
Debt related to investment properties                                    47,159            47,402
Deferred tax liability                                                   18,534            17,983
                                                                       --------          --------
     Total liabilities                                                   69,924            68,063
                                                                       --------          --------
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock $1.00 par value--
  Authorized--10,000,000 shares
  Issued--4,018,150 shares                                                4,018             4,018
Paid-in-deficit                                                          (9,140)          (10,023)
Retained earnings                                                         6,663             6,800
Treasury stock, at cost--118,554 common shares at
  March 31, 1998 and December 31, 1997                                   (2,037)           (2,037)
Warrants for common stock                                                    --             1,890
                                                                       --------          --------
   Total stockholders' equity (deficit)                                    (496)              648
                                                                       --------          --------
     Total liabilities and stockholders' equity (deficit)              $ 69,428          $ 68,711
                                                                       --------          --------
                                                                       --------          --------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       PACIFIC GATEWAY PROPERTIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                          FOR THE THREE MONTHS
                                                                               ENDED MARCH 31,
                                                                          --------------------
                                                                            1998          1997
                                                                          -------      -------
INVESTMENT PROPERTIES:
  Rental revenues                                                         $ 3,469      $ 3,309
  Operating expenses                                                       (1,395)      (1,273)
  Interest expense                                                         (1,059)        (851)
  Depreciation and amortization                                              (819)        (714)
                                                                          -------      -------
    Investment properties income                                              196          471
                                                                          -------      -------
General and administrative expenses                                          (440)        (419)
Other income, net                                                              24           48
                                                                          -------      -------
Income (loss) before hotel operations and taxes                              (220)         100
Loss from hotel operations                                                     --          (94)
                                                                          -------      -------
Income (loss) before taxes                                                   (220)           6
Income tax benefit                                                             83           --
                                                                          -------      -------
  Net income (loss)                                                       $  (137)     $     6
                                                                          -------      -------
                                                                          -------      -------

Income (loss) per share, basic                                            $ (0.04)     $  0.00
                                                                          -------      -------
                                                                          -------      -------

Income (loss) per share, diluted                                          $ (0.04)     $  0.00
                                                                          -------      -------
                                                                          -------      -------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          FOR THE THREE MONTHS
                                                                               ENDED MARCH 31,
                                                                          --------------------
                                                                            1998          1997
                                                                          -------     --------

Cash flow from operating activities:
  Net income (loss)                                                       $  (137)    $      6
  Non-cash revenues and expenses
    included in net income (loss):
      Depreciation and amortization                                           819          714
      Deferred taxes, net                                                     (90)          --
  Change in assets and liabilities:
      Accounts receivable, prepaid taxes and
        other current assets                                                 (140)         575
      Accounts payable and other current liabilities                        1,553          379
                                                                          -------     --------
  NET CASH GENERATED BY OPERATING ACTIVITIES                                2,005        1,674
                                                                          -------     --------

Cash flow from investing activities:
  Additions to building and other improvements,
    capitalized lease commissions, rent concessions,
    and other deferred costs                                               (1,971)        (586)
  Acquisition of investment properties                                         --      (10,975)
                                                                          -------     --------
  NET CASH USED IN INVESTING ACTIVITIES                                    (1,971)     (11,561)
                                                                          -------     --------

Cash flow from financing activities:
  Borrowings under debt related to investment properties                       --        2,112
  Repurchase of warrants                                                   (1,007)          --
  Payments on debt                                                           (243)        (191)
  Payments of loan costs and fees                                              --          (64)
  (Increase) decrease in restricted cash                                      (29)       8,193
                                                                          -------     --------
  NET CASH GENERATED BY (USED IN) FINANCING
      ACTIVITIES                                                           (1,279)      10,050
                                                                          -------     --------

Increase (decrease) in cash and cash equivalents                           (1,245)         163
Balance at beginning of period                                              2,065        2,899
                                                                          -------     --------
Balance at end of period                                                  $   820     $  3,062
                                                                          -------     --------
                                                                          -------     --------

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                                  $ 1,032     $    943
                                                                          -------     --------
                                                                          -------     --------
  Cash paid for taxes                                                     $     1     $      1
                                                                          -------     --------
                                                                          -------     --------
  Non-cash transactions:
    Portion of acquisition of investment properties
      funded by assumption of mortgage debt                               $    --     $ 10,203
                                                                          -------     --------
                                                                          -------     --------

    Increase in additional paid-in capital
      from repurchase of warrants                                         $   883     $     --
                                                                          -------     --------
                                                                          -------     --------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          PACIFIC GATEWAY PROPERTIES, INC.
           NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE QUARTER ENDED MARCH 31, 1998

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Registrant's 1997 Form 10-K and Form 10-Q for the quarter ended March 31, 1997. These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of the Registrant, all material adjustments of a normal recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

2.   RINCON CENTER ASSOCIATES PARTNERSHIP (RCA)-- SAN FRANCISCO, CALIFORNIA

     The Registrant owns general (non-managing) and limited partnership interests in RCA totaling approximately 22.8% and, subject to the funding agreement entered into with RCA's managing general partner, Perini Land & Development Company (a wholly owned subsidiary of Perini Corporation), discussed below, is responsible for 20% of cash requirements in excess of available financing. The Registrant's minority, general (non-managing) and limited partnership interests in RCA represent significant potential financial exposure. This exposure includes and may not be limited to the potential tax liability associated with the Registrant's negative tax basis, the joint and several guarantees and letter-of-credit provided by the Registrant to the mortgage lender on Rincon Center Phase Two and the master lessor on Rincon Center Phase One, and the potential tax liability that would exist from the cancellation of debt in connection with a possible debt restructuring. Except for the provision for settlement of the reimbursement obligation and deferred income tax liabilities related to the tax that would result from any gain recognized from the

Registrant's negative tax basis in its partnership interest, the accompanying financial statements do not include any adjustments for these uncertainties.

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

     In September 1993, RCA completed a refinancing of Rincon Center Phase Two with Citibank. The residential portion of Rincon Center Phase Two is being financed with redevelopment bonds from the Redevelopment Agency of the City and County of San Francisco, California, which are due December 1, 2006. The bonds are secured by an irrevocable letter-of-credit issued by Citibank in the name of RCA. In the event that drawings are made on the letter-of-credit, RCA has agreed to reimburse Citibank for such drawings pursuant to the terms of the Reimbursement Agreement which is secured by a deed of trust on Rincon Center Phase Two and other guarantees. During 1997, the irrevocable letter-of-credit was due to expire. RCA is currently in negotiations with Citibank to extend the letter-of-credit and no assurances can be made about the outcome of this negotiation. Currently, the letter-of-credit has been extended to June 15, 1998.

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

     The reimbursement obligation of the Registrant to the Issuing Bank is full recourse to the Registrant and is secured by the Registrant's 410 First
Avenue property located in Needham, Massachusetts.   The letter-of-credit for
$3.65 million was drawn by Citibank prior to its expiration date of June 23, 1997. Citibank is currently holding the $3.65 million in a separate restricted account on behalf of RCA and has not applied said funds to any outstanding debt of RCA. The Issuing Bank made a demand on the Registrant to reimburse them for the $3.65 million drawn on the letter-of-credit and also notified the Registrant it is in default with respect to the reimbursement obligation. On August 21, 1997, the Issuing Bank commenced an action for conditional judgement seeking, among other remedies, to foreclose on the 410 First Avenue property. Under Massachusetts law, such foreclosure could not take place until at least three years and two months after the issuance of the conditional judgement. However, if the Registrant does not pay the amount of the conditional judgement within two months after its issuance, the
Issuing Bank could take possession of the property during the three year period preceding foreclosure. In such action, the Issuing Bank is seeking to assert a deficiency claim against the Registrant for any alleged difference between the value of the foreclosed property and the $3.65 million drawn on the letter-of-credit including outstanding interest and fees. The Registrant intends to vigorously defend such deficiency claim. Since any assets of the Registrant which are applied to the reimbursement obligation would constitute additional investment in RCA, which the Registrant considers of no value, the net book value of such assets would be written off and charged to the earnings of the Registrant when said assets were applied to the reimbursement obligation. In accordance with generally accepted accounting principles, effective June 30, 1997, the Registrant recorded a "provision for settlement of reimbursement obligation" in the amount of $2.2 million to provide for the ultimate settlement of the reimbursement obligation. The accrued amount is equal to the net book value at June 30, 1997, of the 410 First Avenue property that serves as collateral for the reimbursement obligation, resulting in an effective discount of the $3.65 million face value of the
reimbursement obligation.   The Registrant has recorded rental revenue and
operating expenses related to this property, as well as accrued interest on the $3.65 million settlement obligation at a rate of prime plus three percent. Any difference between the provision for settlement of the reimbursement obligation and the amount ultimately settled upon may be charged or credited to the Registrant's operations as such difference becomes determinable. Management can provide no assurances as to the ultimate settlement amount or method (and the timing thereof) relating to the reimbursement obligation.

     In 1996, the Registrant ceased recording any activity related to its interest in RCA because (i) it had previously written-down its equity investment in and loans to RCA to zero in 1995, and (ii) the Registrant currently has no obligation, prospects or plans to invest further in or on behalf of RCA.

     In 1993, the Registrant entered into an agreement with RCA's managing general partner whereby such managing general partner agreed to advance funds to RCA on behalf of the Registrant on an unsecured non-recourse basis, subject to interest at prime plus 2% and certain annual fees (principal, unpaid interest and fees are collectively referred to as the RCA Advances). This agreement does not reduce the level of the Registrant's general and limited partnership interests in RCA. The RCA Advances are only required to be repaid from the Registrant's share of future distributions from RCA, if any. During the first three months of 1998 and 1997, RCA incurred net losses of $4,403,000 and $4,590,000, respectively. The RCA Advances amount to approximately $7,289,000 at March 31, 1998, and as noted above, are not recorded on the Registrant's financial statements since (i) the RCA advances are only required to be repaid from the Registrant's share of future distributions from RCA, if any, (ii) the Registrant has no intention or legal obligation to repay the RCA Advances other than from its share of distributions from RCA, if any, and (iii) the Registrant does not anticipate any material cash distributions by RCA in the foreseeable future.

     During 1997, the Registrant asserted certain claims against RCA for payment to the Registrant by RCA for leasing services provided to RCA by the Registrant during 1996. The Registrant has not recorded these claims pending resolution of this matter with RCA's managing general partner.

     Summary unaudited financial statement data for RCA is as follows (in thousands):


AS OF                                           FEBRUARY 28,       DECEMBER 31,
                                                        1998               1997
                                                ------------       ------------
Investment properties, net                         $  99,375          $ 107,045
Other assets                                           9,516              6,857
                                                   ---------          ---------
                                                   $ 108,891          $ 113,902
                                                   ---------          ---------
                                                   ---------          ---------

Debt                                               $  46,487          $  49,228
Amounts due to partners                              188,981            185,208
Other liabilities                                      9,614             12,723
Partners' deficit                                   (136,191)          (133,257)
                                                   ---------          ---------
                                                   $ 108,891          $ 113,902
                                                   ---------          ---------
                                                   ---------          ---------

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ----------------------------
                                                        1998               1997
                                                   ---------          ---------

Revenue                                            $   4,571          $   4,008
Expenses:
  Operating and lease expenses                         4,793              4,407
  Interest expense                                     3,411              3,480
  Depreciation expense                                   770                711
                                                   ---------          ---------
                                                       8,974              8,598
                                                   ---------          ---------
Net loss                                           $  (4,403)         $  (4,590)
                                                   ---------          ---------
                                                   ---------          ---------


   As of the date of this report, the managing general partner of RCA had not completed the financial accounting for RCA. As a result, the Registrant has recorded an estimate of revenue and expenses for the first three months of 1998 based upon actual operating revenue and expenses for January and February 1998, and has included the actual unaudited balance sheet as of February 28, 1998. The Registrant has conferred with the managing general partner of RCA and considers these estimates to be reasonable; however, actual results will differ from these estimates.

3. PER SHARE DATA

   In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share". SFAS No. 128 requires the disclosure of basic earnings per share and modifies the existing guidance for computing diluted earnings per share. Under the new standard, basic earning per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. Outstanding warrants and stock options enter into the weighted average shares outstanding when computing diluted earnings per share using the Treasury Stock Method.

   The number of weighted average common shares and potential common shares used in the earning per share calculations are as follows:

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                    -----------------------
                                                         1998          1997
                                                         ----          ----
Basic                                               3,899,596     3,892,596

Stock options and warrants                                 --       349,556
                                                    ---------     ---------
Diluted                                             3,899,596     4,242,152
                                                    ---------     ---------
                                                    ---------     ---------


     In the first quarter of 1998, due to the Registrant's loss position, the inclusion of stock options would have been anti-dilutive, and accordingly the number of outstanding shares used in calculating basic and diluted earnings per share for this quarter are the same.

4.   REPURCHASE OF WARRANTS

     On March 31, 1998, the Registrant completed the repurchase of 1,000,000 outstanding warrants to purchase 1,000,000 shares of the Registrant's common stock at an exercise price of $2.875 per share from Citicorp Real Estate, Inc. (Citicorp), for $1,000,000. The warrants were issued in 1993 in connection with a debt restructuring with Citicorp and recorded in the stockholders' equity section of the Registrant's Unaudited Condensed Consolidated Balance Sheet at a carrying value of $1,890,000. As a result of this transaction, the Registrant has recorded the difference between the carrying value of the warrants and the net purchase price, which amounts to $883,000, as additional paid-in-capital in the Registrant's Unaudited Condensed Consolidated Balance Sheet as of March 31, 1998.

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

     The following discussion should be read in conjunction with the Registrant's Form 10-K for 1997, quarterly report on Form 10-Q for the quarter ended March 31, 1997, and in conjunction with the Unaudited Condensed Consolidated Balance Sheet, Statements of Income and Cash Flows and the notes thereto. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases used in this section either (i) describe accounting terms that are used as line items in such financial statements, or (ii) have the meaning ascribed to them in such financial statements and the notes thereto.

FINANCIAL CONDITION

     CAPITAL IMPROVEMENTS, TENANT IMPROVEMENTS AND OTHER DEFERRED COSTS--
During the three months ended March 31, 1998, there were additions to investment properties amounting to approximately $1,971,000 for tenant improvements, capital improvements and other deferred costs which includes leasing commissions. The Registrant anticipates further additions to investment properties of approximately $2,704,000 during the remainder of 1998.

     FINANCING -- Approximately $223,000 of debt principal was repaid in the three months ended March 31, 1998 as scheduled debt amortization.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     INVESTMENT PROPERTIES - During the first three months of 1998, the income from investment properties was $196,000 compared to income of $471,000 during the first three months of 1997. Interest expense increased from $851,000 during the first three months of 1997 to $1,059,000 during the first three months of 1998 primarily as a result of 1997 including only two months of interest on the properties acquired in January 1997. Also included in interest expense for the first three months of 1998 is $104,000 of interest recorded on the settlement obligation as described above. Depreciation and amortization expense increased as a result of commencing depreciation of expenditures capitalized during 1997 and early 1998 relating to the Registrant's leasing activities and capital improvement projects.

     GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses in the first three months of 1998 amounted to $440,000 compared to $419,000 for the first three months of 1997. The increase is primarily attributable to a increase in professional services offset by a decrease in personnel costs.

     OTHER INCOME, NET - Other income, net, consisting primarily of interest income, was $24,000 and $48,000 during the first three months of 1998 and 1997, respectively. The decrease is primarily due to the reduction of cash invested resulting from the repurchase of the warrants as more fully discussed on the following page.

     HOTEL PROPERTY - The Registrant sold its hotel property in December 1996 and, accordingly, a comparison of hotel operations for the first quarter of 1998 to the first quarter of 1997 is not meaningful.

     INCOME TAX BENEFIT - A tax benefit of $83,000 has been recorded in connection with the net loss for the first three months of 1998. No tax provision was recorded in connection with the net income for the three months ended March 31, 1997. These amounts have been recorded in accordance with Statement of Financial Accounting Standards No. 109.

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

     The Registrant has taken several actions to generate and conserve cash, and continues to review and analyze alternative actions. At the same time, the Registrant is seeking to retain value and identify future opportunities for investment. At March 31, 1998, the Registrant has approximately $.8 million of unrestricted cash, approximately $1.8 million of restricted cash, investment properties with a net book value of approximately $55.1 million (including the 410 First Avenue property recorded at its estimated net realizable value of $2.2 million), total non-recourse mortgage debt and secured settlement obligation of approximately $47.2 million and stockholders' deficit of approximately $(0.5) million. Given the Registrant's desire to increase its liquidity, the Registrant has actively pursued the sale of selected real estate assets in the past, has restructured and refinanced its mortgage debt, and has entered into an agreement with the managing general partner of RCA to limit the Registrant's cash obligations to RCA. The Registrant continues to evaluate various alternatives to improve its liquidity through debt refinancing and the sale of properties which do not fit within its long term strategy. Funds raised in the preceeding fashion would be used for tenant improvements and other capital requirements, certain mandatory debt reductions, and possible new investments.

     As discussed in the Registrant's Unaudited Condensed Consolidated Financial Statements, the Registrant is also obligated to fund reserves for building, tenant improvements, leasing commissions and debt service in connection with its mortgage loans on Walnut Creek Executive Park, North Tucson Business Center and South Bay Office Tower. Scheduled funding under the various loan agreements during the twelve month period ending March 31, 1999, will amount to approximately $695,000.

     Scheduled principal maturites on the above described debt during the twelve month period ending March 31, 1999, will amount to approximately $3,150,000. This amount includes the $2,200,000 liability related to the reimbursement obligation as described below.

     The Registrant's 410 First Avenue property is pledged as collateral for a $3.65 million letter-of-credit that was drawn as of June 30, 1997. As discussed in Note 2 of the Registrant's Unaudited Condensed Consolidated Financial Statements, the Issuing Bank made a demand on the Registrant to reimburse them for the $3.65 million drawn on the letter-of-credit and also notified the Registrant it is in default with respect to the reimbursement obligation. The reimbursement obligation of the Registrant to the Issuing Bank is full recourse to the Registrant and is secured by the 410 First Avenue property. On August 21, 1997, the Issuing Bank commenced an action for conditional judgement seeking, among other remedies, to foreclose on the 410 First Avenue property. Under Massachusetts law, such foreclosure could not take place until at least three years and two months after the issuance of the conditional judgement. However, if the Registrant does not pay the amount of the conditional judgement within two months after its issuance, the Issuing Bank could take possession of the property during the three year period preceding foreclosure. If the Issuing Bank completes a foreclosure on the 410 First Avenue property, the Registrant will eliminate $3.65 million in secured debt (currently recorded at $2.2 million) on a property that is producing approximately $240,000 in annual cash flow. In such action, the Issuing Bank is seeking to assert a deficiency claim against the Registrant for any alleged difference between the value of the foreclosed property and the $3.65 million drawn on the letter-of-credit including outstanding interest and fees. The Registrant intends to vigorously defend such deficiency claim. In accordance with generally accepted accounting principles, effective June 30, 1997, the Registrant recorded a "provision for settlement of reimbursement obligation" in the amount of $2.2 million. The accrued amount is equal to the net book value at June 30, 1997, of the 410 First Avenue property that serves as collateral for the remibursement obligation, resulting in an effective discount of the $3.65 million face value of the reimbursement obligation. The Registrant has recorded rental revenue and operating expenses related to this property, as well as accrued interest on the $3.65 million settlement obligation at a rate of prime plus three percent. Any difference between that provision for settlement of the reimbursement obligation and the amount ultimately settled upon will be charged or credited to the Registrant's operations as such difference becomes determinable. Management can provide no assurances as to the ultimate settlement amount or method (and the timing thereof) relating to the reimbursement obligation.

     The Registrant's minority, general (non-managing) and limited partnership interests in RCA represent significant potential financial exposure. This exposure includes, and may not be limited to, the potential tax liability associated with the Registrant's negative tax basis, the joint and several guarantees provided by the Registrant to the mortgage lender on Rincon Center Phase Two and the master lessor on Rincon Center Phase One, and the potential tax liability that would exist from the cancellation of debt in connection with a possible debt restructuring. Additionally, RCA's managing general partner agreed to advance funds to RCA on behalf of the Registrant on an unsecured non-recourse basis, subject to interest at prime plus 2% and certain annual fees (principal, unpaid interest, and fees are collectively referred to as the RCA Advances). As indicated previously, RCA's managing general partner is seeking to void the letter agreement under which these loans were made and is also seeking restitution of the loans advanced. The RCA Advances amount to approximately $7,289,000 at March 31, 1998, and are not recorded by the Registrant since (i) the RCA Advances are only required to be repaid from the Registrant's share of future distributions from RCA, if any, (ii) the Registrant has no intention or legal obligation to repay the RCA Advances other than from its share of distributions from RCA, if any, and (iii) the Registrant does not anticipate any material cash distributions by RCA in the foreseeable future. The managing general partner of RCA is currently in negotiations to refinance the debt on Rincon Center Phases One and Two as more fully described in Note 2 to the Registrant's Unaudited Condensed Consolidated Financial Statements. The proposed refinancing is subject to a number of conditions and approvals among the parties involved in the refinancing. The managing general partner of RCA and the Registrant can make no assurances that the refinancing will be completed.

     Except as described above, at March 31, 1998, the Registrant's material capital expenditures over the next twelve months and beyond are expected to be funded from restricted cash or future cash flow generated by operating activities. Ongoing repair and maintenance expenditures are expected to be funded from cash flow generated by operating activities. Future tenant improvements and leasing commissions will be funded from restricted cash, cash flow generated by operating activities and funds generated from future debt refinancings or property sales, if any.

     The Registrant continued to experience more stabilized operating results in its wholly owned properties during the first quarter of 1998, and except for RCA, expects this trend to continue. In addition, the completion of certain leasing transactions has continued to reduce the level of vacancy in the Registrant's portfolio and the Registrant is continuing to aggressively pursue new leases on currently available space and renew existing leases as they expire.

REPURCHASE OF WARRANTS

     On March 31, 1998, the Registrant completed the repurchase of 1,000,000 outstanding warrants to purchase 1,000,000 shares of the Registrant's common stock at an exercise price of $2.875 per share from Citicorp Real Estate, Inc. (Citicorp), for $1,000,000. The warrants were issued in 1993 in connection with a debt restructuring with Citicorp and recorded in the stockholders' equity section of the Registrant's Unaudited Condensed Consolidated Balance Sheet at a carrying value of $1,890,000. As a result of this transaction, the Registrant has recorded the difference between the carrying value of the warrants and the net purchase price, which amounts to $883,000, as additional paid-in-capital in the Registrant's Unaudited Condensed Consolidated Balance Sheet as of March 31, 1998.

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

FORWARD-LOOKING STATEMENTS; FACTORS THAT MAY AFFECT OPERATING RESULTS

     Certain information included in this form 10-Q and other materials filed or to be filed by the Registrant with the Securities and Exchange Commission may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking information involves known and unforseen risks, uncertainties and other factors that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, uncertainties affecting the real estate business generally, such as lease renewals and the financial stability of tenants, general economic conditions and conditions in the Registrant's markets, risks relating to acquisitions and dispositions of properties, risks relating to interest rate levels and fluctuations, the availability of financing, and regulatory risks. Given these and other risks described elsewhere in this Form 10-Q, investors are cautioned not to place undue reliance on any forward-looking statements.

ITEM 1.  LEGAL PROCEEDINGS

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

     See Note 2 to the Registrant's Unaudited Condensed Consolidated Financial Statements concerning the $3.65 million letter-of-credit issued by the Bank of America National Trust and Savings Association (the Issuing Bank) as a portion of the security for the refinancing of Rincon Center Phase Two. On August 18, 1997, the Issuing Bank commenced an action against the Registrant in the Land Court Department of the Trial Court of Massachusetts, to obtain a conditional judgement in the full amount of the Registrant's indebtedness to the Issuing Bank, which the Issuing Bank alleges is in excess of $3.7 million. In the event that the Registrant fails to pay such conditional judgement, the complaint seeks, among other remedies, to foreclose on the 410 First Avenue property and obtain a deficiency judgement. Under Massachusetts law, such foreclosure cannot take place until at least three years and two months after the issuance of a conditional judgement. However, if the Issuing Bank should obtain a conditional judgement, the Issuing Bank could take possession of the property and receive rents paid thereon during the three year period preceding foreclosure. The Registrant is vigorously defending the action. The Registrant filed a complaint against the Issuing Bank on November 21, 1997 in the Superior Court Department of the Trial Court of the Commonwealth of Massachusetts seeking damages, equitable relief and a jury trial for causes of action flowing from the Issuing

Bank's conduct regarding the letter-of-credit. The result of the action brought by the Issuing Bank against the Registrant is uncertain, and it is not possible at this time to project a likely outcome of the proceeding.

     The Registrant is involved in various other claims and lawsuits incidental to its business. In the opinion of the Registrant, these other claims and lawsuits in the aggregate will not have a material adverse impact on the Registrant's financial condition.

ITEM 5.  OTHER INFORMATION

     On April 30, 1998, the Registrant filed Form 10-K/A for the year ended December 31, 1997 to include Items 10 through 13.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits

               NO.  DESCRIPTION

               27   Financial Data Schedule


          b) Report on Form 8-K - On April 9, 1998, the Registrant filed Form 8-K to report the Warrant Repurchase Agreement entered into as of March 31, 1998.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PACIFIC GATEWAY PROPERTIES, INC.
                                   Registrant



Date:  May  , 1998                 /s/ Raymond V. Marino
     ------------------            -------------------------------------
                                   Raymond V. Marino
                                   President and Chief Executive Officer
                                   (Principal Executive and Financial Officer)



Date:  May  , 1998                 /s/ Melanie L. Adkins
     ------------------            -------------------------------------
                                   Melanie L. Adkins
                                   Controller - Corporate
                                   (Principal Accounting Officer)



Date:  May  , 1998                 /s/ Neil C. Marck
     ------------------            -------------------------------------
                                   Neil C. Marck
                                   Controller - Management Company
                                   (Principal Accounting Officer)