Form 10-Q
period 1998-06-30
PACIFIC GATEWAY PROPERTIES INC
filed 1998-08-14
CIK 743443

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-8692

                            ------------------------

                        PACIFIC GATEWAY PROPERTIES, INC.

             (Exact name of registrant as specified in its charter)

                  NEW YORK                             04-2816560
          (State of incorporation)                    (IRS Employer
                                                   Identification No.)

       930 MONTGOMERY STREET, SUITE 400, SAN FRANCISCO, CALIFORNIA 94133
       (Address of principal executive offices)               (zip code)

                                 (415) 398-4800
              (Registrant's telephone number, including area code)

                                [NOT APPLICABLE]
   (Former name, former address and former fiscal year, if changed since last report)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998:

   $1.00 PAR VALUE COMMON STOCK                      3,899,596
         (Title of Class)                 (Number of Shares Outstanding)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PACIFIC GATEWAY PROPERTIES, INC.

                                     INDEX

                                                                                                       PAGE NUMBER
                                                                                                      -------------
Part I--Financial Information:

        Item 1.  Consolidated Financial Statements

        Condensed Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997                         3

        Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 1998
          and 1997                                                                                              4

        Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30,
          1998 and 1997                                                                                         5

        Notes to Condensed Consolidated Financial Statements                                                 6-10

        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                                 11-15

Part II--Other Information:

        Item 1.  Legal Proceedings                                                                          15-16

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

                        PACIFIC GATEWAY PROPERTIES, INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                       AS OF          AS OF
                                                    JUNE 30,   DECEMBER 31,
                                                        1998           1997
                                                    --------   ------------
ASSETS

Cash and cash equivalents                           $  2,053     $   2,065
Restricted cash                                        1,766         1,746
Accounts receivable, prepaid taxes and other
  current assets                                         280           252
Investment properties                                 72,377        70,656
  Less--accumulated depreciation and reserve for
    write-down to net realizable value               (17,655)      (16,431)
                                                    --------     ---------
    Investment properties, net                        54,722        54,225
                                                    --------     ---------
Deferred tax asset                                    10,556         8,203
Capitalized loan costs, net                              806           818
Capitalized lease commissions, rent concessions
  and other deferred costs, net                        2,019         1,402
                                                    --------     ---------
    Total assets                                    $ 72,202     $  68,711
                                                    --------     ---------
                                                    --------     ---------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable, prepaid rent, tenant security
  deposits, accrued interest and other current
  liabilities                                       $  3,310     $   2,678
Debt related to investment properties                 48,477        47,402
Deferred tax liability                                20,521        17,983
                                                    --------     ---------
    Total liabilities                                 72,308        68,063
                                                    --------     ---------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock $1.00 par value--
  Authorized--10,000,000 shares
  Issued--4,018,150 shares                             4,018         4,018
Paid-in-deficit                                       (9,140)      (10,023)
Retained earnings                                      7,053         6,800
Treasury stock, at cost--118,554 common shares at
  June 30, 1998 and December 31, 1997                 (2,037)       (2,037)
Warrants for common stock                                 --         1,890
                                                    --------     ---------
  Total stockholders' equity (deficit)                  (106)          648
                                                    --------     ---------
    Total liabilities and stockholders' equity
      (deficit)                                     $ 72,202     $  68,711
                                                    --------     ---------
                                                    --------     ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           FOR THE THREE      FOR THE SIX
                                               MONTHS            MONTHS
                                           ENDED JUNE 30,    ENDED JUNE 30,
                                          ----------------  ----------------
                                             1998     1997     1998     1997
                                          -------  -------  -------  -------
INVESTMENT PROPERTIES:
  Rental revenues                         $ 4,595  $ 3,557  $ 8,064  $ 6,878
  Operating expenses                       (1,650)  (1,580)  (3,045)  (2,853)
  Interest expense                         (1,065)  (1,049)  (2,124)  (1,900)
  Depreciation and amortization              (991)    (793)  (1,810)  (1,507)
                                          -------  -------  -------  -------
    Investment properties income              889      135    1,085      618
General and administrative expenses          (254)    (280)    (694)    (700)
Other income, net                              30       64       54      101
                                          -------  -------  -------  -------
Income (loss) before hotel operations,
  settlement obligation and taxes             665      (81)     445       19
Income (loss) from hotel operations            --        1       --      (93)
                                          -------  -------  -------  -------
Income (loss) before settlement
  obligation and taxes                        665      (80)     445      (74)
Provision for settlement of
  reimbursement obligation                     --   (2,200)      --   (2,200)
                                          -------  -------  -------  -------
Income (loss) before taxes                    665   (2,280)     445   (2,274)
Income tax benefit (provision)               (275)     830     (192)     830
                                          -------  -------  -------  -------
    Net income (loss)                     $   390  $(1,450) $   253  $(1,444)
                                          -------  -------  -------  -------
                                          -------  -------  -------  -------
Income (loss) per share, basic            $  0.10  $ (0.37) $  0.06  $ (0.37)
                                          -------  -------  -------  -------
                                          -------  -------  -------  -------
Income (loss) per share, diluted          $  0.10  $ (0.37) $  0.06  $ (0.37)
                                          -------  -------  -------  -------
                                          -------  -------  -------  -------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                              FOR THE THREE        FOR THE SIX
                                                                                                 MONTHS               MONTHS
                                                                                             ENDED JUNE 30,       ENDED JUNE 30,
                                                                                            -----------------   ------------------
                                                                                               1998      1997      1998       1997
                                                                                            -------   -------   -------   --------
Cash flow from operating activities:
  Net income (loss)                                                                         $   390   $(1,450)  $   253   $ (1,444)
  Non-cash revenues and expenses included in net income (loss):
    Depreciation and amortization                                                               991       793     1,810      1,507
    Deferred taxes, net                                                                         275      (830)      185       (830)
    Provision for settlement of reimbursement obligation                                         --     2,200        --      2,200
  Change in assets and liabilities:
    Accounts receivable, prepaid taxes and other current assets                                 112       (37)      (28)       538
    Accounts payable and other current liabilities                                             (921)     (443)      632        (64)
                                                                                            -------   -------   -------   --------
  NET CASH GENERATED BY OPERATING ACTIVITIES                                                    847       233     2,852      1,907
                                                                                            -------   -------   -------   --------
Cash flow from investing activities:
  Additions to building and other improvements, capitalized lease commissions, rent
    concessions, and other deferred costs                                                      (900)     (809)   (2,871)    (1,459)
  Acquisition of investment properties                                                           --        --        --    (10,975)
                                                                                            -------   -------   -------   --------
  NET CASH USED IN INVESTING ACTIVITIES                                                        (900)     (809)   (2,871)   (12,434)
                                                                                            -------   -------   -------   --------
Cash flow from financing activities:
  Borrowings under debt related to investment properties                                      1,575        --     1,575      2,112
  Repurchase of warrants                                                                         --        --    (1,007)        --
  Payments on debt                                                                             (257)     (212)     (500)      (403)
  Payments of loan costs and fees                                                               (41)       --       (41)        --
  Proceeds from shareholder short-swing sale                                                     --       184        --        184
  (Increase) decrease in restricted cash                                                          9      (127)      (20)     8,066
                                                                                            -------   -------   -------   --------
  NET CASH GENERATED BY (USED IN) FINANCING ACTIVITIES                                        1,286      (155)        7      9,959
                                                                                            -------   -------   -------   --------
Increase (decrease) in cash and cash equivalents                                              1,233      (731)      (12)      (568)
Balance at beginning of period                                                                  820     3,062     2,065      2,899
                                                                                            -------   -------   -------   --------
Balance at end of period                                                                    $ 2,053   $ 2,331   $ 2,053   $  2,331
                                                                                            -------   -------   -------   --------
                                                                                            -------   -------   -------   --------
Supplementary disclosures:
  Cash paid for interest                                                                    $   960   $   972   $ 1,992   $  1,900
                                                                                            -------   -------   -------   --------
                                                                                            -------   -------   -------   --------
  Cash paid for taxes                                                                       $     6   $    --   $     7   $     --
                                                                                            -------   -------   -------   --------
                                                                                            -------   -------   -------   --------
  Non-cash transactions:
    Portion of acquisition of investment properties funded by assumption of mortgage debt   $    --   $    --   $    --   $ 10,203
                                                                                            -------   -------   -------   --------
                                                                                            -------   -------   -------   --------
    Increase in debt related to investment properties in connection with reimbursement
      obligation                                                                            $    --   $ 2,200   $    --   $  2,200
                                                                                            -------   -------   -------   --------
                                                                                            -------   -------   -------   --------
    Decrease in paid-in-deficit from repurchase of warrants                                 $    --   $    --   $   883   $     --
                                                                                            -------   -------   -------   --------
                                                                                            -------   -------   -------   --------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1998

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Registrant's 1997 Form 10-K and Forms 10-Q and 10-Q/A for the quarter and six months ended June 30, 1997. These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    In the opinion of the Registrant, all material adjustments of a normal recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to be consistent with current year classifications.

ESTIMATES AND ASSUMPTIONS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

2.  RINCON CENTER ASSOCIATES PARTNERSHIP (RCA)--SAN FRANCISCO, CALIFORNIA

    The Registrant owns general (non-managing) and limited partnership interests in RCA totaling approximately 22.8% and, subject to the funding agreement entered into with RCA's managing general partner, Perini Land & Development Company (PL&D), (a wholly owned subsidiary of Perini Corporation), discussed below, is responsible for 20% of cash requirements in excess of available financing. The Registrant's minority, general (non-managing) and limited partnership interests in RCA represent significant potential financial exposure. This exposure includes and may not be limited to the potential tax liability associated with the Registrant's negative tax basis in the partnership, the joint and several guarantees provided by the Registrant to the mortgage lender on Rincon Center Phase Two and the master lessor on Rincon Center Phase One, and the potential tax liability that would exist from the cancellation of debt in connection with a possible debt restructuring. Except for the provision for settlement of the reimbursement obligation (as discussed below) and deferred income tax liabilities related to the tax that would result from any gain recognized from the Registrant's negative tax basis in its partnership interest, the accompanying financial statements do not include any adjustments for these uncertainties.

    RCA sold Rincon Center Phase One to Chrysler MacNally Corporation (Chrysler) in June 1988; subsequently, RCA leased the property back under a master lease which is treated as an operating lease for financial reporting purposes. Payments under the master lease agreement may be adjusted to reflect adjustments in the rate of interest payable by Chrysler on the Rincon Center Phase One debt. The master lease also permits Chrysler to put the property back to RCA at stipulated prices beginning January 1998 if long-term financing meeting certain conditions is not obtained. On June 30, 1997, RCA filed a lawsuit against Chrysler in Superior Court in the State of California, County of San Francisco. The lawsuit's

                        PACIFIC GATEWAY PROPERTIES, INC.

               FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1998

2. RINCON CENTER ASSOCIATES PARTNERSHIP (RCA)--SAN FRANCISCO, CALIFORNIA (CONTINUED) primary cause of action alleges that Chrysler has breached the master lease and a certain letter agreement because the rent payments due from RCA after the 1993 refinancing of Rincon Center Phase One, resulted in an increase in Chrysler's after tax rate of return from rent payments. The lawsuit states that such excessive rent recalculations directly contravene both the letter and the spirit of the master lease.

    In July 1993, Chrysler completed a refinancing of Rincon Center Phase One. This debt matured on July 1, 1998, and as previously reported by the Registrant in its 1997 Form 10-K PL&D reached a preliminary agreement, early in 1998, subject to various approvals and further negotiations, with regard to restructuring certain financial obligations on Rincon Center. These negotiations are continuing and now include the possible acquisition of Rincon Center Phase One. While further negotiations with and final approval by the various parties involved are ongoing, RCA has received the appropriate waivers or assurances to date that (i) Chrysler will continue to defer enforcement of the purchase requirement provisions under the master lease, and (ii) while the loan to Chrysler on Rincon Center Phase One has matured, the current lender has deferred enforcement to any remedies pending completion of the restructuring discussions. The Registrant can make no assurances about the outcome of these negotiations. As a result of the loan negotiations, RCA wrote down the carrying value of the assets related to this segment of the property by $17,150,000 in 1997 to its estimated net realizable value.

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

    The commercial portion of Rincon Center Phase Two was financed pursuant to a Construction Loan Agreement between RCA and Citibank. The Construction Loan Agreement is secured by a deed of trust on the commercial portion of Rincon Center Phase Two. In 1993, RCA extended the loan to October 1, 1998. RCA is currently in negotiations with Citibank to extend the loan and no assurances can be made about the outcome of this negotiation. A portion of the security for the Construction Loan Agreement was a $3.65 million letter-of-credit issued by Bank of America National Trust and Savings Association (the Issuing Bank) on behalf of the Registrant in favor of Citibank.

    The reimbursement obligation of the Registrant to the Issuing Bank is full recourse to the Registrant and is secured by the Registrant's 410 First Avenue property located in Needham, Massachusetts. The letter-of-credit for $3.65 million was drawn by Citibank prior to its expiration date of June 23, 1997. Citibank is currently holding the $3.65 million in a separate restricted account on behalf of RCA and has not applied said funds to any outstanding debt of RCA. The Issuing Bank has made a demand on the Registrant to reimburse them for the $3.65 million drawn on the letter-of-credit and has also notified the Registrant it is in default with respect to the reimbursement obligation. On August 21, 1997, the Issuing Bank commenced an action for conditional judgement seeking, among other remedies, to foreclose on the 410 First Avenue property. Under Massachusetts law, such foreclosure could not take place until at least three years and two months after the issuance of the conditional judgement. However, if the Registrant

                        PACIFIC GATEWAY PROPERTIES, INC.

               FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1998

2. RINCON CENTER ASSOCIATES PARTNERSHIP (RCA)--SAN FRANCISCO, CALIFORNIA (CONTINUED) does not pay the amount of the conditional judgement within two months after its issuance, the Issuing Bank could take possession of the property during the three year period preceding foreclosure. In such action, the Issuing Bank is seeking to assert a deficiency claim against the Registrant for any alleged difference between the value of the foreclosed property and the $3.65 million drawn on the letter-of-credit including outstanding interest and fees. The Registrant intends to vigorously defend any such deficiency claim. On July 10, 1998, the Issuing Bank's motion for summary judgement in the Land Court action was allowed. Following a hearing on an assessment of damages, the Court could award the Issuing Bank damages in excess of $4 million. The Registrant intends to appeal any such judgement. In addition, the Court denied the Issuing Bank's motion to dismiss the Registrant's lawsuit against the Issuing Bank in Superior Court. The Registrant's damages claim in the Superior Court action could offset or exceed all or some of the damages that the Issuing Bank is likely to be awarded in the Land Court action. However, there is no assurance whatsoever that this result will be achieved. Discovery has just commenced and no trial date has been set. Since any assets of the Registrant which are applied to the reimbursement obligation would constitute additional investment in RCA, which the Registrant considers of no value (as discussed below), the net book value of such assets would be written off and charged to the earnings of the Registrant when said assets were applied to the reimbursement obligation. In accordance with generally accepted accounting principles, effective June 30, 1997, the Registrant recorded a "provision for settlement of reimbursement obligation" in the amount of $2.2 million to provide for the ultimate settlement of the reimbursement obligation. The accrued amount is equal to the net book value at June 30, 1997 of the 410 First Avenue property that serves as collateral for the reimbursement obligation, resulting in an effective discount of the $3.65 million face value of the reimbursement obligation. The Registrant has continued to record rental revenue and operating expenses related to this property, as well as accrued interest on the $3.65 million settlement obligation at a rate of prime plus three percent. Any difference between the provision for settlement of reimbursement obligation and the amount ultimately settled upon may be charged or credited to the Registrant's operations as such difference becomes determinable. Management can provide no assurances as to the ultimate settlement amount or method (and the timing thereof) relating to the reimbursement obligation.

    In 1996, the Registrant ceased recording any activity related to its interest in RCA because (i) it had previously written-down its equity investment in and loans to RCA to zero in 1995, and (ii) the Registrant currently has no obligation, prospects or plans to invest further in or on behalf of RCA.

    In 1993, the Registrant entered into an agreement with RCA's managing general partner whereby such managing general partner agreed to advance funds to RCA on behalf of the Registrant on an unsecured non-recourse basis, subject to interest at prime plus 2% and certain annual fees (principal, unpaid interest and fees are collectively referred to as the RCA Advances). This agreement does not reduce the level of the Registrant's general and limited partnership interests in RCA. The RCA Advances are only required to be repaid from the Registrant's share of future distributions from RCA, if any. During the first six months of 1998 and 1997, RCA incurred net losses of approximately $7,991,000 and $9,958,000, respectively. The RCA Advances amount to approximately $7,528,000 at June 30, 1998 and as noted above, are not recorded on the Registrant's financial statements since (i) the RCA Advances are only required to be repaid from the Registrant's share of future distributions from RCA, if any, (ii) the Registrant has no intention or legal obligation to repay the RCA Advances other than from its share of distributions from RCA, if any, and (iii) the Registrant does not anticipate any material cash distributions by RCA in the foreseeable future.

                        PACIFIC GATEWAY PROPERTIES, INC.

               FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1998

2. RINCON CENTER ASSOCIATES PARTNERSHIP (RCA)--SAN FRANCISCO, CALIFORNIA (CONTINUED)
    During 1997, the Registrant has asserted certain claims against RCA for payment of leasing services provided to RCA by the Registrant during 1996. The Registrant has not recorded these claims pending resolution of this matter with RCA's managing general partner.

    Summary unaudited financial statement data for RCA is as follows (in thousands):

                                                     JUNE 30,    DECEMBER 31,
AS OF                                                    1998            1997
                                                    ---------    ------------
Investment properties, net                          $ 103,347       $ 107,045
Other assets                                            4,137           6,857
                                                    ---------       ---------
                                                    $ 107,484       $ 113,902
                                                    ---------       ---------
                                                    ---------       ---------

Debt                                                $  43,458       $  49,228
Amounts due to partners                               192,525         185,208
Other liabilities                                      12,748          12,723
Partners' deficit                                    (141,247)       (133,257)
                                                    ---------       ---------
                                                    $ 107,484       $ 113,902
                                                    ---------       ---------
                                                    ---------       ---------

                                                       THREE MONTHS         SIX MONTHS
                                                      ENDED JUNE 30,      ENDED JUNE 30,
                                                     -----------------   -----------------
                                                        1998      1997      1998      1997
                                                     -------   -------   -------   -------
Revenue                                              $ 4,246   $ 3,719   $ 9,227   $ 7,727
Expenses:
  Operating and lease expenses                         3,161     4,608     6,497     9,015
  Interest expense                                     4,608     3,759     9,153     7,239
  Depreciation expense                                   325       720     1,568     1,431
                                                     -------   -------   -------   -------
                                                       8,094     9,087    17,218    17,685
                                                     -------   -------   -------   -------
Net loss                                             $(3,848)  $(5,368)  $(7,991)  $(9,958)
                                                     -------   -------   -------   -------
                                                     -------   -------   -------   -------

3.  PER SHARE DATA

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share". SFAS No. 128 requires the disclosure of basic earnings per share and modifies the existing guidance for computing diluted earnings per share. Under the new standard, basic earnings per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. Outstanding stock options enter into the weighted average shares outstanding when computing diluted earnings per share using the Treasury Stock Method.

                        PACIFIC GATEWAY PROPERTIES, INC.

               FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1998

3.  PER SHARE DATA (CONTINUED)
    The number of weighted average common shares and potential common shares used in the earnings per share calculations for the three and six months ended June 30, 1998 and 1997, are as follows:

                                            FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                               ENDED JUNE 30,        ENDED JUNE 30,
                                            --------------------  --------------------
                                                 1998       1997       1998       1997
                                            ---------  ---------  ---------  ---------
Basic                                       3,899,596  3,892,596  3,899,596  3,892,596
Stock options                                 150,597         --    128,751         --
                                            ---------  ---------  ---------  ---------
Diluted                                     4,050,193  3,892,596  4,028,347  3,892,596
                                            ---------  ---------  ---------  ---------
                                            ---------  ---------  ---------  ---------

    In the three and six months ended June 30, 1997, due to the Registrant's loss position, the inclusion of stock options would have been anti-dilutive, and accordingly the number of outstanding shares used in calculating basic and dilutive earnings per share for this quarter and six month period are the same.

4.  DEBT RELATED TO INVESTMENT PROPERTIES

    In June 1998, the Registrant completed the financing of $1,575,000 of mortgage debt from Redwood Bank related to the 4050 Moorpark building at its West Valley Executive Park in San Jose, California. The new loan carries a variable interest rate of 2.875% over the one year treasury bond rate, adjustable semi-annually (8.375% at June 30, 1998). The loan has fixed monthly amortization payments of approximately $12,550. The loan is amortized over 25 years but matures on July 1, 2008. This debt is nonrecourse and can be prepaid at any time without a penalty. This debt contains a cross default provision with the loan on the Registrant's 930 Montgomery Street property in San Francisco, California.

5.  SUBSEQUENT EVENT

    In July 1998, the Registrant completed the refinancing of $2,112,500 of mortgate debt from Redwood Bank related to its 930 Montgomery Street property in San Francisco, California. The new loan of $2,697,500 carries a variable interest rate of 2.875% over the one year treasury bond rate, adjustable semi-annually (8.375% at August 1, 1998). The loan has fixed monthly amortization payments of approximately $21,500. The loan is amortized over 25 years but matures on September 1, 2008. This debt is nonrecourse and can be prepaid at any time without a penalty. This debt contains a cross default provision with the loan on the Registrant's 4050 Moorpark Avenue building at West Valley Executive Park in San Jose, California.

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

    The following discussion should be read in conjunction with the Registrant's Form 10-K for 1997, quarterly reports on Forms 10-Q and 10-Q/A for the quarter and six months ended June 30, 1997, and in conjunction with the Unaudited Condensed Consolidated Balance Sheets, Statements of Income and Cash Flows and the notes thereto. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases used in this section either (i) describe accounting terms that are used as line items in such financial statements, or (ii) have the meanings ascribed to them in such financial statements and the notes thereto.

FINANCIAL CONDITION

    CAPITAL IMPROVEMENTS, TENANT IMPROVEMENTS AND OTHER DEFERRED COSTS--During the three and six months ended June 30, 1998, there were additions to investment properties amounting to approximately $900,000 and $2,871,000, respectively, for tenant improvements, capital improvements and other deferred costs which includes leasing commissions. Additionally, the Registrant incurred $41,000 of loan fees in the second quarter of 1998 relating to the new debt financing. The Registrant anticipates further additions to investment properties of approximately $1,400,000 during the remainder of 1998.

    FINANCING--Approximately $257,000 and $500,000 of debt principal was repaid in the three and six months ended June 30, 1998, respectively, as scheduled debt amortization. In connection with the financing of the 4050 Moorpark Avenue building at West Valley Executive Park, during the three months ended June 30, 1998, the Registrant borrowed $1,575,000 under a floating rate mortgage note. Accordingly, at June 30, 1998, the Registrant had fixed rate mortgage debt of approximately $42.6 million bearing interest at a weighted average rate of 8.49%, two floating rate mortgages of approximately $1.6 million and $2.1 million, bearing interest at the rates of 8.38% and 8.63%, respectively, and a secured estimated settlement obligation recorded at $2,200,000 (accruing interest at a rate of prime plus 3% on the stated settlement obligation of $3.65 million). The estimated settlement obligation is more fully discussed in Note 2 to the Registrant's Unaudited Condensed Consolidated Financial Statements.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

    INVESTMENT PROPERTIES--During the first six months of 1998, the income from investment properties was $1,085,000 compared to income of $618,000 during the first six months of 1997. During the second quarter of 1998 the income from investment properties was $889,000 compared to income of $135,000 for the second quarter of 1997. Included in rental revenues for the second quarter of 1998 is a $340,000 lease buyout from a tenant at Walnut Creek Executive Park. Concurrently, this space was leased to another tenant. A majority of the funds received from the buyout will be used to finance the improvements for this new tenant. Interest expense increased from $1,900,000 during the first six months of 1997 to $2,124,000 during the first six months of 1998, as a result of 1997 including only five months of interest on the properties acquired in January 1997, and 1998 including $208,000 of interest recorded on the settlement obligation as described above. Depreciation and amortization expense increased as a result of commencing depreciation of expenditures capitalized during late 1997 and early 1998 relating to the Registrant's leasing activities and capital improvement projects. In addition, the Registrant wrote off $96,000 of unamortized leasing costs related to the lease buyout at Walnut Creek Executive Park in the second quarter of 1998.

    GENERAL AND ADMINISTRATIVE EXPENSES--General and administrative expenses in the first six months of 1998 amounted to $694,000 compared to $700,000 for the first six months of 1997. General and administrative expenses for the second quarter of 1998 and 1997 were $254,000 and $280,000, respectively. The decrease is primarily attributable to a decrease in personnel costs offset by an increase in professional services.

    OTHER INCOME, NET--Other income, net, consisting primarily of interest income, was $54,000 and $101,000 during the first six months of 1998 and 1997, respectively. The decrease is primarily due to the reduction of cash invested as a result of the repurchase of the warrants in the first quarter of 1998.

    HOTEL PROPERTY--The Registrant sold its hotel property in December 1996 and, accordingly, a comparison of the operations from the first six months and second quarter of 1997 to the first six months and second quarter of 1998 is not meaningful.

    PROVISION FOR SETTLEMENT OF REIMBURSEMENT OBLIGATION--Effective June 30, 1997, the Registrant recorded a provision of $2,200,000 for the ultimate settlement of a letter-of-credit reimbursement obligation, as more fully discussed in Note 2 to the Registrant's Unaudited Condensed Consolidated Financial Statements.

    INCOME TAX BENEFIT (PROVISION)--A tax provision of $275,000 and $192,000 has been recorded in connection with the net income for the three and six months ended June 30, 1998, respectively at rates that approximate the effective statutory rate. A tax benefit of $830,000 was recorded in connection with the net loss for the three and six months ended June 30, 1997, respectively. These amounts have been recorded in accordance with Statement of Financial Accounting Standards No. 109.

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

    The Registrant has taken several actions to generate and conserve cash, and continues to review and analyze alternative actions. At the same time, the Registrant is seeking to retain value and identify future opportunities for investment. At June 30, 1998, the Registrant had approximately $2.1 million of unrestricted cash, approximately $1.8 million of restricted cash, investment properties with a net book value of approximately $54.7 million, (including the 410 First Avenue property recorded at its estimated net realizable value of $2.2 million), total non-recourse mortgage debt and secured settlement obligation of approximately $48.5 million and stockholders' deficit of $106,000. Given the Registrant's desire to increase its liquidity, the Registrant has actively pursued the sale of selected real estate assets in the past, has restructured and refinanced its mortgage debt, and has entered into an agreement with the managing general partner of RCA to limit the Registrant's cash obligations to RCA. The Registrant continues to evaluate various alternatives to improve its liquidity through debt refinancing and the sale of properties which do not fit within its long term strategy. Funds raised in the preceding fashion would be used for tenant improvements and other capital requirements, certain mandatory debt reductions, and possible new investments.

    The Registrant is also obligated to fund reserves for building, tenant improvements, leasing commissions and debt service in connection with its mortage loans on Walnut Creek Executive Park, North Tucson Business Center and South Bay Office Tower. Scheduled funding under the various loan agreements during the twelve month period ending June 30, 1999, will amount to approximately $695,000.

    Scheduled principal maturities on the above described debt during the twelve month period ending June 30, 1999, will amount to approximately $3,165,000. This amount includes the $2,200,000 liability related to the reimbursement obligation as described below.

    The Registrant's 410 First Avenue property is pledged as collateral for a $3.65 million letter-of-credit that was drawn as of June 30, 1997. As discussed in Note 2 of the Registrant's Unaudited Condensed Consolidated Financial Statements, the Issuing Bank made a demand on the Registrant to reimburse them for the $3.65 million drawn on the letter-of-credit and has also notified the Registrant it is in default with respect to the reimbursement obligation. The reimbursement obligation of the Registrant to the Issuing Bank is full recourse to the Registrant and is secured by the 410 First Avenue property. On August 21, 1997, the Issuing Bank commenced an action for conditional judgement seeking, among other remedies, to foreclose on the 410 First Avenue property. Under Massachusetts law, such foreclosure could not take place until at least three years and two months after the issuance of the conditional judgement. However, if the Registrant does not pay the amount of the conditional judgement within two months after its issuance, the Issuing Bank could take possession of the property during the three year period preceding foreclosure. If the Issuing Bank completes a foreclsoure on the 410 First Avenue property, the Registrant will eliminate $3.65 million in secured debt (currently recorded at $2.2 million) on a property that is producing approximately $268,000 in annual cash flow. In such action, the Issuing Bank is seeking to assert a deficiency claim against the Registrant for any alleged difference between the value of the foreclosed property and the $3.65 million drawn on the letter-of-credit, including outstanding interest and fees. The Registrant intends to vigorously defend such deficiency claim. On July 10, 1998, the Issuing Bank's motion for summary judgement in the Land Court action was allowed. Following a hearing on an assessment of damages, the Court could award the Issuing Bank damages in excess of $4 million. The Registrant intends to appeal any such judgement. In addition, the Court denied the Issuing Bank's motion to dismiss the Registrant's lawsuit against the Issuing Bank in Superior Court. The Registrant's damages claim in the Superior Court action could offset or exceed all or some of the damages that the Issuing Bank is likely to be awarded in the Land Court action. However, there is no assurance whatsoever that this result will be achieved. Discovery has just commenced and no trial date has been set. In accordance with generally accepted accounting principles, effective June 30, 1997, the Registrant recorded a "provision for settlement of reimbursement obligation" in the amount of $2.2 million. The accrued amount is equal to the net book value at June 30, 1997, of the 410 First Avenue property that serves as collateral for the reimbursement obligation, resulting in an effective discount of the $3.65 million face value of the reimbursement obligation. The Registrant has recorded rental revenue and operating expenses related to this property, as well as accrued interest on the $3.65 million settlement obligation at a rate of prime plus three percent. Any difference between the provision for settlement of reimbursement obligation and the amount ultimately settled upon may be charged or credited to the Registrant's operations as such difference becomes determinable. Management can provide no assurances as to the ultimate settlement amount or method (and the timing thereof) relating to the reimbursement obligation.

    The Registrant's minority, general (non-managing) and limited partnership interests in RCA represent significant potential financial exposure. This exposure includes, and may not be limited to, the potential tax liability associated with the Registrant's negative tax basis in the partnership, the joint and several guarantees provided by the Registrant to the mortgage lender on Rincon Center Phase Two and the master lessor on Rincon Center Phase One, and the potential tax liability that would exist from the cancellation of debt in connection with a possible debt restructuring. Additionally, RCA's managing general partner agreed to advance funds to RCA on behalf of the Registrant on an unsecured non-recourse basis, subject to interest at prime plus 2% and certain annual fees (principal, unpaid interest, and fees are collectively referred to as the RCA Advances). As indicated previously, RCA's managing general partner is seeking to void the letter agreement under which these loans were made and is also seeking restitution of the loans advanced. The RCA Advances amount to approximately $7,528,000 at June 30, 1998, and are not recorded by the Registrant since (i) the RCA Advances are only required to be repaid from the Registrant's share of future distributions from RCA, if any, (ii) the Registrant has no intention or legal obligation to repay the RCA Advances other than from its share of distributions from RCA, if any, and (iii) the Registrant does not anticipate any material cash distributions by RCA in the foreseeable future. The managing general partner of RCA is currently in negotiations to refinance the debt on Rincon Center Phases One and Two as more fully described in Note 2 to the Registrant's Unaudited Condensed Consolidated Financial Statements. The proposed refinancing is subject to a number of conditions and approvals among the parties involved in the refinancing. The managing general partner of RCA and the Registrant can make no assurances that the refinancing will be completed.

    Except as described above, at June 30, 1998, the Registrant's material capital expenditures over the next twelve months or beyond are expected to be funded from restricted cash or future cash flow generated by operating activities. Ongoing repair and maintenance expenditures are expected to be funded from cash flow generated by operating activities. Future tenant improvements and leasing commissions will be funded from restricted cash, cash flow generated by operating activities and funds generated from future debt refinancings or property sales, if any.

    The Registrant continued to experience more stabilized operating results in its wholly owned properties during the first and second quarters of 1998, and except for RCA, expects this trend to continue. In addition, the completion of certain leasing transactions has continued to reduce the level of vacancy in the Registrant's portfolio and the Registrant is continuing to aggressively pursue new leases on currently available space and renew existing leases as they expire.

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

ITEM 1. LEGAL PROCEEDINGS.

    On March 20, 1997, the Registrant filed a Complaint in the San Francisco Superior Court, Case No. 985464, against Rincon Center Associates and Perini Land and Development Company seeking to recover approximately $812,000 in commissions due for leasing and construction services performed for Rincon Center. The Complaint has been answered and a Cross-Complaint has been filed. The Cross-Complaint seeks indemnity concerning the claim for leasing commissions on the ground that the Registrant is also a general partner of RCA, and further seeks to rescind or otherwise avoid the effect of a letter agreement of June 22, 1993, regarding non-recourse loans from Perini Land and Development Company to the Registrant, together with restitution of amounts loaned to the Registrant pursuant to such letter agreement. A trial date has been set for December 7, 1998, however the case is only in the beginning stages of discovery, and the Registrant is not in a position at this time to opine as to the likelihood or remoteness of liability, or the amount of damages should liability be established.

    See Note 2 to the Registrant's Unaudited Condensed Consolidated Financial Statements concerning the $3.65 million letter-of-credit issued by the Bank of America National Trust and Savings Association (the Issuing Bank) as a portion of the security for the refinancing of Rincon Center Phase Two. On August 18, 1997, the Issuing Bank commenced an action against the Registrant in the Land Court Department of the Trial Court of Massachusetts, to obtain a conditional judgement in the full amount of the Registrant's indebtedness to the Issuing Bank. In the event that the Registrant fails to pay such conditional judgement, the complaint seeks, among other remedies, to foreclose on the 410 First Avenue property and obtain a deficiency judgement. Under Massachusetts law, such foreclosure cannot take place until at least three years and two months after the issuance of a conditional judgement. However, if the Issuing Bank should obtain a conditional judgement, the Issuing Bank could take possession of the property and receive rents paid thereon during the three year period preceding foreclosure. The Registrant is vigorously defending the action. The Registrant filed a complaint against the Issuing Bank on November 21, 1997 in the Superior Court Department of the Trial Court of the Commonwealth of Massachusetts seeking damages, equitable relief and a jury trial for causes of action flowing from the Issuing Bank's conduct regarding the letter-of-credit. The result of the action brought by the Issuing Bank against the Registrant is uncertain, and it is not possible at this time to project a likely outcome of the proceeding. On July 10, 1998, the Issuing Bank's motion for summary judgement in the Land Court action was allowed.

Following a hearing on an assessment of damages, the Court could award the Issuing Bank damages in excess of $4 million. The Registrant intends to appeal any such judgement. In addition, the Court denied the Issuing Bank's motion to dismiss the Registrant's lawsuit against the Issuing Bank in Superior Court. The Registrant's damages claim in the Superior Court action could offset or exceed all or some of the damages that the Issuing Bank is likely to be awarded in the Land Court action. However, there is no assurance whatsoever that this result will be achieved. Discovery has just commenced and no trial date has been set.

    The Registrant is involved in various other claims and lawsuits incidental to its business. In the opinion of the Registrant, these other claims and lawsuits in the aggregate will not have a material adverse impact on the Registrant's financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a)  Exhibits:

 NO.
  --    DESCRIPTION
        ----------------------------------------------------------------------
 27     Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              PACIFIC GATEWAY PROPERTIES, INC.
                                              -------------------------------------------
                                              Registrant

Date: August 14, 1998                                     /s/ RAYMOND V. MARINO
                                               -------------------------------------------
                                                            Raymond V. Marino
                                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                               (PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER)

Date: August 14, 1998                                     /s/ MELANIE L. ADKINS
                                               -------------------------------------------
                                                            Melanie L. Adkins
                                                          CONTROLLER--CORPORATE
                                                      (PRINCIPAL ACCOUNTING OFFICER)