Form 10-Q
period 1998-09-30
PACIFIC GATEWAY PROPERTIES INC
filed 1998-11-10
CIK 743443

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                         COMMISSION FILE NUMBER 1-8692

                            ------------------------

                        PACIFIC GATEWAY PROPERTIES, INC.

             (Exact name of registrant as specified in its charter)

                  NEW YORK                             04-2816560
          (State of incorporation)          (IRS Employer Identification No.)

   930 MONTGOMERY STREET, SUITE 400, SAN                  94133
           FRANCISCO, CALIFORNIA                       (zip code)
  (Address of principal executive offices)

                                 (415) 398-4800
               Registrant's telephone number, including area code

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date of November 2, 1998:

    3,933,536 shares of Common Stock, $1.00 par value and 300,000 shares of Series 1 Convertible Preferred Stock, $1.00 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PACIFIC GATEWAY PROPERTIES, INC.

                                     INDEX

                                                                                                       PAGE NUMBER
Part I--Financial Information:

           Item 1.    Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997        3

           Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
             September 30, 1998 and 1997                                                               4

           Condensed Consolidated Statement of Stockholders' Equity for the Nine Months Ended
             September 30, 1998                                                                        5

           Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended
             September 30, 1998 and 1997                                                               6

           Notes to Condensed Consolidated Financial Statements                                        7-13

           Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                        Operations                                                                     13-18

Part II--Other Information:

           Item 1.    Legal Proceedings                                                                19

           Item 2.    Changes in Security                                                              19

           Item 3.    Defaults Upon Senior Securities                                                  None

           Item 4.    Submission of Matters to a Vote of Security Holders                              None

           Item 5.    Other Information                                                                None

           Item 6.    Exhibits and Reports on Form 8-K                                                 20

Signatures                                                                                             21

                        PACIFIC GATEWAY PROPERTIES, INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                          AS OF          AS OF
                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1998           1997
                                                                                      -------------  -------------
                                                      ASSETS
Cash and cash equivalents...........................................................   $     6,240    $     2,065
Restricted cash.....................................................................         1,711          1,746
Accounts receivable, prepaid taxes and other current assets.........................           186            252
Investment properties...............................................................        72,252         70,656
  Less--accumulated depreciation and reserve for write-down to net realizable
    value...........................................................................       (18,101)       (16,431)
                                                                                      -------------  -------------
    Investment properties, net......................................................        54,151         54,225
                                                                                      -------------  -------------
Deferred tax asset..................................................................        11,679          8,203
Capitalized loan costs, net.........................................................           771            818
Capitalized lease commissions, rent concessions and other deferred costs, net.......         2,109          1,402
                                                                                      -------------  -------------
    Total assets....................................................................   $    76,847    $    68,711
                                                                                      -------------  -------------
                                                                                      -------------  -------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, prepaid rent, tenant security deposits, accrued interest and other
  current liabilities...............................................................   $     3,176    $     2,678
Debt related to investment properties...............................................        48,867         47,402
Deferred tax liability..............................................................        21,653         17,983
                                                                                      -------------  -------------
    Total liabilities...............................................................        73,696         68,063
                                                                                      -------------  -------------
STOCKHOLDERS' EQUITY
Common stock $1.00 par value:
  Authorized--10,000,000 shares
  Issued--4,052,090 and 4,018,150 shares at September 30, 1998 and December 31,
    1997, respectively..............................................................         4,052          4,018
Series 1 Convertible Preferred Stock $1.00 par value, $3,000,000 preference in liquidation:
  Authorized and issued--300,000 shares.............................................         2,889             --
Paid-in-deficit.....................................................................        (8,968)       (10,023)
Treasury stock, at cost--118,554 common shares at September 30, 1998 and December
  31, 1997..........................................................................        (2,037)        (2,037)
Warrants for common stock...........................................................            --          1,890
Retained earnings...................................................................         7,215          6,800
                                                                                      -------------  -------------
  Total stockholders' equity........................................................         3,151            648
                                                                                      -------------  -------------
    Total liabilities and stockholders' equity......................................   $    76,847    $    68,711
                                                                                      -------------  -------------
                                                                                      -------------  -------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     FOR THE THREE MONTHS  FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                                     --------------------  --------------------
                                                                       1998       1997       1998       1997
                                                                     ---------  ---------  ---------  ---------
INVESTMENT PROPERTIES:
  Rental revenues..................................................  $   4,133  $   3,274  $  12,197  $  10,152
  Operating expenses...............................................     (1,658)    (1,557)    (4,703)    (4,410)
  Interest expense.................................................     (1,088)    (1,089)    (3,212)    (2,989)
  Depreciation and amortization....................................       (938)      (793)    (2,748)    (2,300)
                                                                     ---------  ---------  ---------  ---------
    Investment properties income...................................        449       (165)     1,534        453
General and administrative expenses................................       (223)      (250)      (917)      (950)
Other income, net..................................................         49         30        103        131
                                                                     ---------  ---------  ---------  ---------
Income (loss) before hotel operations, settlement obligation and
  taxes............................................................        275       (385)       720       (366)
Income (loss) from hotel operations................................         --         --         --        (93)
                                                                     ---------  ---------  ---------  ---------
Income (loss) before settlement obligation and taxes...............        275       (385)       720       (459)
Provision for settlement of reimbursement obligation...............         --         --         --     (2,200)
                                                                     ---------  ---------  ---------  ---------
Income (loss) before taxes.........................................        275       (385)       720     (2,659)
Income tax benefit (provision).....................................       (113)       140       (305)       970
                                                                     ---------  ---------  ---------  ---------
    Net income (loss)..............................................  $     162  $    (245) $     415  $  (1,689)
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
Income (loss) per share of common stock, basic.....................  $    0.04  $   (0.06) $    0.11  $   (0.43)
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
Income (loss) per share of common stock, diluted...................  $    0.04  $   (0.06) $    0.10  $   (0.43)
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.

      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                 (IN THOUSANDS)

                                                                            SERIES 1
                                                                           CONVERTIBLE
                                                               COMMON       PREFERRED    PAID-IN-    RETAINED     TREASURY
                                                                STOCK         STOCK       DEFICIT    EARNINGS       STOCK
                                                             -----------  -------------  ---------  -----------  -----------

Balance at December 31, 1997...............................   $   4,018     $      --    $ (10,023)  $   6,800    $  (2,037)
 Net income................................................          --            --           --         415           --
 Repurchase of warrants....................................          --            --          883          --           --
 Issuance of preferred stock...............................          --         2,889           --
 Tax benefit from exercise of stock options................          --            --          104          --           --
 Issuance of common stock from exercise of stock options...          34            --           65          --           --
 Return of profit from shareholder short-swing sale........          --            --            3          --           --
                                                             -----------       ------    ---------  -----------  -----------
Balance at September 30, 1998..............................   $   4,052     $   2,889    $  (8,968)  $   7,215    $  (2,037)
                                                             -----------       ------    ---------  -----------  -----------
                                                             -----------       ------    ---------  -----------  -----------


                                                              WARRANTS
                                                             FOR COMMON
                                                                STOCK       TOTAL
                                                             -----------  ---------
Balance at December 31, 1997...............................   $   1,890   $     648
 Net income................................................          --         415
 Repurchase of warrants....................................      (1,890)     (1,007)
 Issuance of preferred stock...............................                   2,889
 Tax benefit from exercise of stock options................          --         104
 Issuance of common stock from exercise of stock options...          --          99
 Return of profit from shareholder short-swing sale........          --           3
                                                             -----------  ---------
Balance at September 30, 1998..............................   $      --   $   3,151
                                                             -----------  ---------
                                                             -----------  ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                         FOR THE THREE MONTHS  FOR THE NINE MONTHS
                                                                                         ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                                                         --------------------  --------------------
                                                                                           1998       1997       1998       1997
                                                                                         ---------  ---------  ---------  ---------

Cash flow from operating activities:
  Net income (loss)....................................................................  $     162  $    (245) $     415  $  (1,689)
  Non-cash revenues and expenses included in net income (loss):
    Depreciation and amortization......................................................        938        793      2,748      2,300
    Deferred taxes, net................................................................          9       (140)       194       (970)
    Provision for settlement of reimbursement obligation...............................         --         --         --      2,200
  Change in assets and liabilities:
    Accounts receivable, prepaid taxes and other current assets........................         94        132         66        670
    Accounts payable and other current liabilities.....................................       (134)       365        498        301
                                                                                         ---------  ---------  ---------  ---------
  NET CASH GENERATED BY OPERATING ACTIVITIES...........................................      1,069        905      3,921      2,812
Cash flow from investing activities:
  Additions to building and other improvements, capitalized lease commissions, rent
     concessions, and other deferred costs.............................................       (401)      (878)    (3,272)    (2,337)
  Acquisition of investment properties.................................................         --         --         --    (10,975)
                                                                                         ---------  ---------  ---------  ---------
  NET CASH USED IN INVESTING ACTIVITIES................................................       (401)      (878)    (3,272)   (13,312)
                                                                                         ---------  ---------  ---------  ---------
Cash flow from financing activities:
  Borrowings under debt related to investment properties...............................      2,697         --      4,272      2,112
  Payments on debt.....................................................................     (2,307)      (219)    (2,807)      (622)
  Payments of loan costs and fees......................................................        (21)        --        (62)        --
  Repurchase of warrants...............................................................         --         --     (1,007)        --
  Proceeds from sale of preferred stock, net of issuance costs.........................      2,889         --      2,889         --
  Proceeds from stock options exercised................................................         99         --         99         --
  Tax benefit from exercise of stock options...........................................        104         --        104         --
  Proceeds from shareholder short-swing sale...........................................          3         --          3        184
  Decrease in restricted cash..........................................................         55        377         35      8,443
                                                                                         ---------  ---------  ---------  ---------
  NET CASH GENERATED BY FINANCING ACTIVITIES...........................................      3,519        158      3,526     10,117
                                                                                         ---------  ---------  ---------  ---------
Increase (decrease) in cash and cash equivalents.......................................      4,187        185      4,175       (383)
Balance at beginning of period.........................................................      2,053      2,331      2,065      2,899
                                                                                         ---------  ---------  ---------  ---------
Balance at end of period...............................................................  $   6,240  $   2,516  $   6,240  $   2,516
                                                                                         ---------  ---------  ---------  ---------
                                                                                         ---------  ---------  ---------  ---------
Supplementary disclosures:
  Cash paid for interest...............................................................  $     952  $     968  $   2,944  $   2,868
                                                                                         ---------  ---------  ---------  ---------
                                                                                         ---------  ---------  ---------  ---------
  Cash paid for taxes..................................................................  $      --  $      --  $       7  $      --
                                                                                         ---------  ---------  ---------  ---------
                                                                                         ---------  ---------  ---------  ---------
  Non-cash transactions:
  Portion of acquisition of investment properties funded by assumption of mortgage
     debt..............................................................................  $      --  $      --  $      --  $  10,203
                                                                                         ---------  ---------  ---------  ---------
                                                                                         ---------  ---------  ---------  ---------
  Increase in debt related to investment properties in connection with reimbursement
     obligation........................................................................  $      --  $      --  $      --  $   2,200
                                                                                         ---------  ---------  ---------  ---------
                                                                                         ---------  ---------  ---------  ---------
  Decrease in paid-in-deficit from repurchase of warrants..............................  $      --  $      --  $     883  $      --
                                                                                         ---------  ---------  ---------  ---------
                                                                                         ---------  ---------  ---------  ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Registrant's 1997 Form 10-K and Form 10-Q for the quarter and nine months ended September 30, 1997. These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    In the opinion of the Registrant, all material adjustments of a normal recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

RECLASSIFICATIONS

    Certain prior period amounts have been reclassified to be consistent with current period classifications.

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

2. RINCON CENTER ASSOCIATES PARTNERSHIP (RCA)--SAN FRANCISCO, CALIFORNIA

    The Registrant owns general (non-managing) and limited partnership interests in RCA totaling approximately 22.8% and, subject to the funding agreement entered into with RCA's managing general partner, Perini Land & Development Company (PL&D), (a wholly owned subsidiary of Perini Corporation), discussed below, is responsible for 20% of cash requirements in excess of available financing. The Registrant's minority, general (non-managing) and limited partnership interests in RCA represent significant potential financial exposure. This exposure includes and may not be limited to the potential tax liability associated with the Registrant's negative tax basis in the partnership and the potential tax liability that would exist from the cancellation of debt in connection with a possible debt restructuring and potential liability as a general partner of RCA under the master lease described below. The Registrant has provided certain joint and several guarantees with PL&D to the mortgage lender on Rincon Center Phase Two. However, the Registrant has been advised by legal counsel that guarantees provided by the Registrant to the mortgage lender on Rincon Center Phase Two are not enforceable because (i) the Registrant's status as a general partner would make it primary obligor, and (ii) the debt is non-recourse debt. As a result, a guaranty by a primary obligor of non-recourse debt is not enforceable. Except for the provision for settlement of the reimbursement obligation (discussed below) and deferred income tax liabilities related to the tax that would result from any gain recognized from the Registrant's negative tax basis in its partnership interest, the accompanying financial statements do not include any further adjustments for these uncertainties.

                        PACIFIC GATEWAY PROPERTIES, INC.

            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998

2. RINCON CENTER ASSOCIATES PARTNERSHIP (RCA)--SAN FRANCISCO, CALIFORNIA (CONTINUED)
    RCA sold Rincon Center Phase One to Chrysler MacNally Corporation (Chrysler) in June 1988; subsequently, RCA leased the property back under a master lease which is treated as an operating lease for financial reporting purposes. Payments under the master lease agreement may be adjusted to reflect adjustments in the rate of interest payable by Chrysler on the Rincon Center Phase One debt.

    The future minimum lease payments based on scheduled payments under RCA's master lease agreement are as follows (in thousands):

1998...............................................................  $   5,634
1999...............................................................      5,875
2000...............................................................      5,875
2001...............................................................      5,875
2002...............................................................      5,875
Thereafter.........................................................  $  61,622
                                                                     ---------

Total..............................................................  $  90,756
                                                                     ---------
                                                                     ---------

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

    In July 1993, Chrysler completed a refinancing of Rincon Center Phase One. This debt matured on July 1, 1998. While the loan to Chrysler on Rincon Center Phase One has matured, the current lender has deferred enforcement of any remedies pending completion of the restructuring discussions. In addition, Chrysler has continued to defer enforcement of the purchase requirement provisions under the master lease during the loan negotiations. The Registrant can make no assurances about the outcome of these negotiations. As a result of the loan negotiations, RCA wrote down the carrying value of the assets related to this segment of the property by $17,150,000 in 1997 to its estimated net realizable value.

    In September 1993, RCA completed a refinancing of Rincon Center Phase Two with Citibank. The residential portion of Rincon Center Phase Two is being financed with redevelopment bonds from the Redevelopment Agency of the City and County of San Francisco, California, which are due December 1, 2006. The bonds are secured by an irrevocable letter-of-credit issued by Citibank in the name of RCA. In the event that drawings are made on the letter-of-credit, RCA has agreed to reimburse Citibank for such drawings pursuant to the terms of the Reimbursement Agreement which is secured by a deed of trust on Rincon Center Phase Two and other guarantees. During 1997, the irrevocable letter-of-credit was due to expire. RCA is currently in negotiations with Citibank to extend the letter-of-credit and no assurances can be made about the outcome of these negotiations.

    The commercial portion of Rincon Center Phase Two was financed pursuant to a Construction Loan Agreement between RCA and Citibank. The Construction Loan Agreement is secured by a deed of trust on the commercial portion of Rincon Center Phase Two. In 1993, RCA extended the loan to October 1,

                        PACIFIC GATEWAY PROPERTIES, INC.

            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998

2. RINCON CENTER ASSOCIATES PARTNERSHIP (RCA)--SAN FRANCISCO, CALIFORNIA (CONTINUED)
1998. RCA is currently in negotiations with Citibank to extend the loan and no assurances can be made about the outcome of this negotiation. A portion of the security for the Construction Loan Agreement was a $3.65 million letter-of-credit issued by Bank of America National Trust and Savings Association (the Issuing Bank) on behalf of the Registrant in favor of Citibank.

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

    On or about August 18, 1997, the Issuing Bank commenced an action against the Registrant in the Land Court Department of the Trial Court of Massachusetts (the Land Court) to obtain conditional judgement in the full amount of the Registrant's indebtedness to the Issuing Bank. In such action, the Issuing Bank is seeking to assert a deficiency claim against the Registrant for any alleged difference between the value of the foreclosed property and the $3.65 million drawn on the letter-of-credit including outstanding interest and fees. On October 28, 1998, the Land Court issued a conditional judgement in favor of the Issuing Bank in the principal amount of $3.65 million, together with interest as set forth in the Amended and Restated Standby Letter of Credit Agreement dated as of November 8, 1991, expenses in the amount of $36,273 and attorneys fees and disbursements in the amount of $50,756. Including contractual interest, the amount of the conditional judgement is in excess of $4.2 million. Pursuant to the Land Court's order, the Registrant has sixty days from entry of the order to pay the Issuing Bank the amount of the conditional judgement, plus statutory interest of 12% from the date of the Land Court's order. Unless the Registrant makes such payment to the Issuing Bank within sixty days of the order, the Issuing Bank is entitled to enter and take possession of the Registrant's 410 First Avenue property, and collect all rents derived therefrom, for a period of three years from the date of entry on the property. If the balance of the conditional judgement has not been repaid at the end of that three year period, the property shall be deemed foreclosed and title passes to the Issuing Bank. The Registrant is appealing the Land Court's entry of the conditional judgement.

    The Registrant is also continuing to pursue its claims in a companion action against the Issuing Bank in the Massachusetts Superior Court. The Registrant filed a complaint against the Issuing Bank on November 21, 1997 in the Superior Court Department of the Trial Court of the Commonwealth of Massachusetts seeking damages, equitable relief and a jury trial for causes of action flowing from the Issuing Bank's conduct regarding the letter-of-credit. The Registrant's damages claim in the Superior Court action could offset or exceed all or some of the damages that the Issuing Bank is likely to be awarded in the Land Court action. However, there is no assurance whatsoever that this result will be achieved. Discovery has commenced and no trial date has been set.

    Since any assets of the Registrant which are applied to the reimbursement obligation would constitute additional investment in RCA, which the Registrant considers of no value (as discussed below), the net book value of such assets would be written off and charged to the earnings of the Registrant when said assets were applied to the reimbursement obligation. In accordance with generally accepted accounting principles, effective June 30, 1997, the Registrant recorded a "provision for settlement of reimbursement

                        PACIFIC GATEWAY PROPERTIES, INC.

            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998

2. RINCON CENTER ASSOCIATES PARTNERSHIP (RCA)--SAN FRANCISCO, CALIFORNIA (CONTINUED) obligation" in the amount of $2.2 million to provide for the ultimate settlement of the reimbursement obligation, since the Registrant believes that the fair market value of the 410 First Avenue property is equal to or greater than $3.65 million. The accrued amount is equal to the net book value at June 30, 1997 of the 410 First Avenue property that serves as collateral for the reimbursement obligation, resulting in an effective discount of the $3.65 million face value of the reimbursement obligation. The Registrant has continued to record rental revenue and operating expenses related to this property, as well as accrued interest on the $3.65 million settlement obligation at a rate of prime plus three percent. Any difference between the provision for settlement of reimbursement obligation and the amount ultimately settled upon may be charged or credited to the Registrant's operations as such difference becomes determinable. Management can provide no assurances as to the ultimate settlement amount or method (and the timing thereof) relating to the reimbursement obligation.

    In 1996, the Registrant ceased recording any activity related to its interest in RCA because (i) it had previously written-down its equity investment in and loans to RCA to zero in 1995, and (ii) the Registrant currently has no obligation, prospects or plans to invest further in or on behalf of RCA.

    In 1993, the Registrant entered into an agreement with RCA's managing general partner whereby such managing general partner agreed to advance funds to RCA on behalf of the Registrant on an unsecured non-recourse basis, subject to interest at prime plus 2% and certain annual fees (principal, unpaid interest and fees are collectively referred to as the RCA Advances). This agreement does not reduce the level of the Registrant's general and limited partnership interests in RCA. During the first nine months of 1998 and 1997, RCA incurred net losses of approximately $11,673,000 and $16,355,000, respectively. RCA's managing general partner is seeking to void the letter agreement under which these loans were made and is also seeking restitution of the loans advanced. As indicated previously, RCA's managing general partner continues to advance funds to RCA under this agreement with the Registrant. The RCA Advances amount to approximately $8,032,000 at September 30, 1998 and as noted above, are not recorded on the Registrant's financial statements since (i) the RCA Advances are only required to be repaid from the Registrant's share of future distributions from RCA, if any, (ii) the Registrant has no intention or legal obligation to repay the RCA Advances other than from its share of distributions from RCA, if any, and (iii) the Registrant does not anticipate any material cash distributions by RCA in the foreseeable future.

    During 1997, the Registrant asserted certain claims against RCA for payment of leasing services provided to RCA by the Registrant during 1996. The Registrant has not recorded a receivable for these claims pending resolution of this matter with RCA's managing general partner.

                        PACIFIC GATEWAY PROPERTIES, INC.

            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998

2. RINCON CENTER ASSOCIATES PARTNERSHIP (RCA)--SAN FRANCISCO, CALIFORNIA (CONTINUED)
    Summary unaudited financial statement data for RCA is as follows (in thousands):

                                                                  SEPTEMBER 30,  DECEMBER 31,
AS OF                                                                 1998           1997
                                                                  -------------  ------------
Investment properties, net......................................   $   103,332    $  107,045
Other assets....................................................         3,917         6,857
                                                                  -------------  ------------
                                                                   $   107,249    $  113,902
                                                                  -------------  ------------
                                                                  -------------  ------------

Debt............................................................   $    42,483    $   49,228
Amounts due to partners.........................................       196,799       185,208
Other liabilities...............................................        12,897        12,723
Partners' deficit...............................................      (144,930)     (133,257)
                                                                  -------------  ------------
                                                                   $   107,249    $  113,902
                                                                  -------------  ------------
                                                                  -------------  ------------

                                                                        THREE MONTHS ENDED
                                                                                               NINE MONTHS ENDED
                                                                          SEPTEMBER 30,          SEPTEMBER 30,
                                                                       --------------------  ----------------------
                                                                         1998       1997        1998        1997
                                                                       ---------  ---------  ----------  ----------
Revenue..............................................................  $   4,743  $   4,439  $   13,970  $   12,166
Expenses:
  Operating and lease expenses.......................................      3,645      6,177      10,142      15,192
  Interest expense...................................................      4,150      3,890      13,303      11,129
  Depreciation expense...............................................        630        769       2,198       2,200
                                                                       ---------  ---------  ----------  ----------
                                                                           8,425     10,836      25,643      28,521
                                                                       ---------  ---------  ----------  ----------
Net loss.............................................................  $  (3,682) $  (6,397) $  (11,673) $  (16,355)
                                                                       ---------  ---------  ----------  ----------
                                                                       ---------  ---------  ----------  ----------

3. PER SHARE DATA

    Basic earnings per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. Outstanding stock options enter into the weighted average shares outstanding calculation when computing diluted earnings per share using the Treasury Stock Method.

    The number of weighted average common shares and potential common shares used in the earnings per share calculations for the three and nine months ended September 30, 1998 and 1997, are as follows:

                                                                 FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                                 ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                                ----------------------  ----------------------
                                                                   1998        1997        1998        1997
                                                                ----------  ----------  ----------  ----------
Basic.........................................................   3,933,167   3,892,596   3,910,868   3,892,596
Stock options.................................................     111,096      --         100,164      --
                                                                ----------  ----------  ----------  ----------
Diluted.......................................................   4,044,263   3,892,596   4,011,032   3,892,596
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------

                        PACIFIC GATEWAY PROPERTIES, INC.

            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998

3. PER SHARE DATA (CONTINUED)
    In the three and nine months ended September 30, 1997, due to the Registrant's loss position, the inclusion of stock options would have been anti-dilutive, and accordingly the number of outstanding shares used in calculating dilutive earnings per share for this quarter and nine month period exclude the stock options.

4. DEBT RELATED TO INVESTMENT PROPERTIES

    In July 1998, the Registrant completed the refinancing of $2,076,000 of mortgate debt from Redwood Bank related to its 930 Montgomery Street property in San Francisco, California. The new loan of $2,697,500 carries a variable interest rate of 2.875% over the one year treasury bond rate, adjustable semi-annually (8.375% at September 30, 1998). The loan has fixed monthly amortization payments of principal and interest of approximately $21,500. The loan is amortized over 25 years but matures on September 1, 2008. This debt is nonrecourse and can be prepaid at any time without a penalty. This debt contains a cross default provision with the loan on the Registrant's 4050 Moorpark Avenue building at West Valley Executive Park in San Jose, California.

5. PREFERRED STOCK

    An amendment to the Certificate of Incorporation to provide for the issuance of 300,000 shares of Series 1 Convertible Preferred Stock, $1.00 par value, (the Preferred Stock) was approved by unanimous written consent of the Registrant's Board of Directors on September 10, 1998. A certificate of amendment was filed with the State of New York on September 13, 1998. The Registrant's Board of Directors approved the sale of 300,000 shares of the Preferred Stock to GEM Value/PGP, L.L.C.(GEM), an affiliate of GEM Value Fund, L.P. Proceeds from the sale of the Preferred Stock were approximately $2,889,000, net of issuance costs of $111,000. These funds are currently being held in short-term investments pending potential future acquisitions and/or reduction of debt obligations.

    GEM's 300,000 shares of Preferred Stock are convertible at any time, at the option of GEM, into the Registrant's common stock on a one for one basis and have identical voting rights. GEM Value Fund, L.P. also owns 101,700 shares of the Registrant's common stock which it had acquired in open market purchases prior to entering into discussions to purchase the Preferred Stock. As of September 21, 1998, GEM's common and preferred stock holdings in the Registrant represented 9.5% of the Registrant's total preferred and common shares outstanding and entitled to vote.

    The Preferred Stock will receive dividends, if any, from the Registrant's operating cash flow on a PARI PASSU basis with common shareholders. The agreement with GEM does not require the Registrant to make any distributions. In the event of a full or partial liquidation of the Registrant, GEM will be entitled to a liquidation preference of $10.00 per share. GEM also received customary registration rights for the common stock issuable upon conversion of the Preferred Stock.

    In addition, GEM has entered into an agreement with the Registrant and three entities controlled by the Registrant's Chairman, Richard Osborne, whereby GEM has a "tag along" right to sell its preferred shares, or common shares if converted, on a pro rata basis with these entities. This right is exercisable should any of the Osborne controlled entities sell cumulatively in excess of 200,000 shares of the Registrant's common stock.

6. PAID-IN-DEFICIT

    During the quarter ended September 30, 1998, the Registrant received approximately $3,000 in cash from a shareholder as a result of their compliance with the Securities Exchange Act's requirement that profits from the sale of certain securities of a company that were held less than six months by certain officers, directors and principal stockholders must be returned to the Registrant. In accordance with generally accepted accounting principles, the Registrant recorded such proceeds as a credit to the Registrant's paid-in-deficit.

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

    The following discussion should be read in conjunction with the Registrant's Form 10-K for 1997, quarterly report on Form 10-Q for the quarter and nine months ended September 30, 1997, and in conjunction with the Unaudited Condensed Consolidated Balance Sheets, Statements of Operations and Cash Flows and the notes thereto. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases used in this section either
(i) describe accounting terms that are used as line items in such financial statements, or (ii) have the meanings ascribed to them in such financial statements and the notes thereto.

FINANCIAL CONDITION

    CAPITAL IMPROVEMENTS, TENANT IMPROVEMENTS AND OTHER DEFERRED COSTS-- During the three and nine months ended September 30, 1998, there were additions to investment properties amounting to approximately $401,000 and $3,272,000, respectively, for tenant improvements, capital improvements and other deferred costs which includes leasing commissions. The Registrant anticipates further additions to investment properties of approximately $1,157,000 during the remainder of 1998.

    FINANCING-- Approximately $231,000 and $731,000 of debt principal was repaid in the three and nine months ended September 30, 1998, respectively, as scheduled debt amortization. In connection with the refinancing of $2,076,000 of mortgage debt on the Registrant's 930 Montgomery Street building in San Francisco, California, during the three months ended September 30, 1998, the Registrant borrowed $2,697,500 under a floating rate mortgage note. The proceeds from this financing are currently being held in short-term investments pending potential future acquisitions and/or reduction of debt obligations. Accordingly, at September 30, 1998, the Registrant had fixed rate mortgage debt of approximately $42.4 million bearing interest at a weighted average rate of 8.49%, two floating rate mortgages for the sum of approximately $4.3 million, each bearing interest at the rate of 8.38% as of September 30, 1998, and a secured estimated settlement obligation recorded at $2.2 million (accruing interest at a rate of prime plus

3% on the stated settlement obligation of $3.65 million). The estimated settlement obligation is more fully discussed in Note 2 to the Registrant's Unaudited Condensed Consolidated Financial Statements.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

    INVESTMENT PROPERTIES-- During the first nine months of 1998, the income from investment properties was $1,534,000 compared to income of $453,000 during the first nine months of 1997. During the third quarter of 1998 the income from investment properties was $449,000 compared to a loss of $165,000 for the third quarter of 1997. Rental revenue increased from $10,152,000 during the first nine months of 1997 to $12,197,000 during the first nine months of 1998, as a result of an increase in both occupancy and rental rates. Also included in rental revenues for the first nine months of 1998 is a $340,000 lease buyout from a tenant at Walnut Creek Executive Park which is being reinvested in re-tenanting the space during the fourth quarter of 1998. Interest expense increased from $2,989,000 during the first nine months of 1997 to $3,212,000 during the first nine months of 1998, primarily as a result of recording $314,000 of interest on the settlement obligation during the first nine months of 1998, as described above, compared to $121,000 of interest that was recorded during the first nine months of 1997. Depreciation and amortization expense increased as a result of commencing depreciation of expenditures capitalized during 1998 relating to the Registrant's leasing activities and capital improvement projects.

    GENERAL AND ADMINISTRATIVE EXPENSES-- General and administrative expenses in the first nine months of 1998 amounted to $917,000 compared to $950,000 for the first nine months of 1997. General and administrative expenses for the third quarter of 1998 and 1997 were $223,000 and $250,000, respectively. The decrease is primarily attributable to a decrease in personnel costs offset by an increase in professional services.

    OTHER INCOME, NET-- Other income, net, consisting primarily of interest income, was $103,000 and $131,000 during the first nine months of 1998 and 1997, respectively. The decrease is primarily due to the reduction of cash invested as a result of the repurchase of the warrants in the first quarter of 1998.

    HOTEL PROPERTY-- The Registrant sold its hotel property in December 1996 and, accordingly, a comparison of the operations from the first nine months and third quarter of 1997 to the first nine months and third quarter of 1998 is not meaningful.

    PROVISION FOR SETTLEMENT OF REIMBURSEMENT OBLIGATION-- Effective June 30, 1997, the Registrant recorded a provision of $2,200,000 for the ultimate settlement of a letter-of-credit reimbursement obligation, as more fully discussed in Note 2 to the Registrant's Unaudited Condensed Consolidated Financial Statements.

    INCOME TAX BENEFIT (PROVISION)-- A tax provision of $113,000 and $305,000 has been recorded in connection with the net income for the three and nine months ended September 30, 1998, respectively, at rates that approximate the effective statutory rate. A tax benefit of $140,000 and $970,000 was recorded in connection with the net loss for the three and nine months ended September 30, 1997, respectively.

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

    An amendment to the Certificate of Incorporation to provide for the issuance of 300,000 shares of Series 1 Convertible Preferred Stock, $1.00 par value, (the Preferred Stock) was approved by unanimous written consent of the Registrant's Board of Directors on September 10, 1998. A certificate of amendment was filed with the State of New York on September 13, 1998. The Registrant's Board of Directors approved the sale of 300,000 shares of the Preferred Stock to GEM Value/PGP, L.L.C. (GEM), an affiliate of GEM Value Fund, L.P. Proceeds from the sale of the Preferred Stock were approximately $2,889,000, net of issuance costs of $111,000. These funds are currently being held in short-term investments pending potential future acquisitions and/or reduction of debt obligations.

    GEM's 300,000 shares of Preferred Stock are convertible at any time, at the option of GEM, into the Registrant's common stock on a one for one basis, and have identical voting rights. GEM Value Fund, L.P. also owns 101,700 shares of the Registrant's common stock which it had acquired in open market purchases prior to entering into discussions to purchase the Preferred Stock. As of September 21, 1998, GEM's common and preferred stock holdings in the Registrant represented 9.5% of the Registrant's total preferred and common shares outstanding and entitled to vote.

    The Preferred Stock will receive dividends, if any, from the Registrant's operating cash flow on a pari passu basis with common shareholders. The agreement with GEM does not require the Registrant to make any distributions. In the event of a full or partial liquidation of the Registrant, GEM will be entitled to a liquidation preference of $10.00 per share. GEM also received customary registration rights for the common stock issuable upon conversion of the Preferred Stock.

    In addition, GEM has entered into an agreement with the Registrant and three entities controlled by the Registrant's Chairman, Richard Osborne, whereby GEM has a "tag along" right to sell its preferred shares, or common shares if converted, on a pro rata basis with these entities. This right is exercisable should any of the Osborne controlled entities sell cumulatively in excess of 200,000 shares of the Registrant's common stock.

    The Registrant has taken several actions to generate and conserve cash, and continues to review and analyze alternative actions. At the same time, the Registrant is seeking to retain value and identify future opportunities for investment. At September 30, 1998, the Registrant had approximately $6.2 million of unrestricted cash, approximately $1.7 million of restricted cash, investment properties with a net book value of approximately $54.1 million, (including the 410 First Avenue property recorded at its estimated net realizable value of $2.2 million), total non-recourse mortgage debt and secured settlement obligation of approximately $48.9 million and stockholders' equity of approximately $3.1 million. Given the Registrant's desire to increase its liquidity, the Registrant has actively pursued the sale of selected real estate assets in the past, has restructured and refinanced its mortgage debt, and has entered into an agreement with the managing general partner of RCA to limit the Registrant's cash obligations to RCA. The Registrant continues to evaluate various alternatives to improve its liquidity through debt refinancing and the sale of properties which do not fit within its long term strategy. Funds raised in the preceding fashion would be used for tenant improvements and other capital requirements, certain mandatory debt reductions, and possible new investments.

    The Registrant is also obligated to fund reserves for building, tenant improvements, leasing commissions and debt service in connection with its mortage loans on Walnut Creek Executive Park, North Tucson Business Center and South Bay Office Tower. Scheduled funding under the various loan agreements during the twelve month period ending September 30, 1999, will amount to approximately $695,000.

    Scheduled principal maturities on the above described debt during the twelve month period ending September 30, 1999, will amount to approximately $3,193,000. This amount includes the $2,200,000 liability related to the reimbursement obligation as described below.

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

    On or about August 18, 1997, the Issuing Bank commenced an action against the Registrant in the Land Court to obtain conditional judgement in the full amount of the Registrant's indebtedness to the Issuing Bank. In such action, the Issuing Bank is seeking to assert a deficiency claim against the Registrant for any alleged difference between the value of the foreclosed property and the $3.65 million drawn on the letter-of-credit, including outstanding interest and fees. On October 28, 1998, the Land Court issued a conditional judgement in favor of the Issuing Bank in the principal amount of $3.65 million, together with interest as set forth in the Amended and Restated Standby Letter of Credit Agreement dated as of November 8, 1991, expenses in the amount of $36,273 and attorneys fees and disbursements in the amount of $50,756. Including contractual interest, the amount of the conditional judgement is in excess of $4.2 million. Pursuant to the Land Court's order, the Registrant has sixty days from entry of the order to pay the Issuing Bank the amount of the conditional judgement, plus statutory interest of 12% from the date of the Land Court's order. Unless the Registrant makes such payment to the Issuing Bank within sixty days of the order, the Issuing Bank is entitled to enter and take possession of the Registrant's 410 First Avenue property, and collect all rents derived therefrom, for a period of three years from the date of entry on the property. If the balance of the conditional judgement has not been repaid at the end of that three year period, the property shall be deemed foreclosed and title passes to the Issuing Bank. The Registrant is appealing the Land Court's entry of the conditional judgement.

    The Registrant is also continuing to pursue its claims in a companion action against the Issuing Bank in the Massachusetts Superior Court. The Registrant filed a complaint against the Issuing Bank on November 21, 1997 in the Superior Court Department of the Trial Court of the Commonwealth of Massachusetts seeking damages, equitable relief and a jury trial for causes of action flowing from the Issuing Bank's conduct regarding the letter-of-credit. The Registrant's damages claim in the Superior Court action could offset or exceed all or some of the damages that the Issuing Bank is likely to be awarded in the Land Court action. However, there is no assurance whatsoever that this result will be achieved. Discovery has commenced and no trial date has been set.

    In accordance with generally accepted accounting principles, effective June 30, 1997, the Registrant recorded a "provision for settlement of reimbursement obligation" in the amount of $2.2 million since the Registrant believes that the fair market value of the 410 First Avenue property is equal to or greater than $3.65 million. The accrued amount is equal to the net book value at June 30, 1997, of the 410 First Avenue property that serves as collateral for the reimbursement obligation, resulting in an effective discount of the $3.65 million face value of the reimbursement obligation. The Registrant has recorded rental revenue and operating expenses related to this property, as well as accrued interest on the $3.65 million settlement obligation at a rate of prime plus three percent. Any difference between the provision for settlement of reimbursement obligation and the amount ultimately settled upon may be charged or credited to the Registrant's operations as such difference becomes determinable. Management can provide no assurances as to the ultimate settlement amount or method (and the timing thereof) relating to the reimbursement obligation.

    The Registrant's minority, general (non-managing) and limited partnership interests in RCA represent significant potential financial exposure. This exposure includes, and may not be limited to, the potential tax liability associated with the Registrant's negative tax basis in the partnership and the potential tax liability that would exist from the cancellation of debt in connection with a possible debt restructuring and potential liability as a general partner of RCA under the master lease as previously discussed. The Registrant has provided certain joint and several guarantees with PL&D to the mortgage lender on Rincon Center Phase Two. However, the Registrant has been advised by legal counsel that guarantees provided by the Registrant to the mortgage lender on Rincon Center Phase Two are not enforceable because (i) the Registrant's status as a general partner would make it primary obligor, and (ii) the debt is non-recourse debt. As a result, a guaranty by a primary obligor of non-recourse debt is not enforceable. Additionally, RCA's managing general partner agreed to advance funds to RCA on behalf of the Registrant on an unsecured non-recourse basis, subject to interest at prime plus 2% and certain annual fees (principal, unpaid interest, and fees are collectively referred to as the RCA Advances). This agreement does not reduce the level of the Registrant's general and limited partnership interests in RCA. RCA's managing general partner is seeking to void the letter agreement under which these loans were made and is also seeking restitution of the loans advanced. As indicated previously, RCA's managing general partner continues to advance funds to RCA under this agreement with the Registrant. The RCA Advances amount to approximately $8,032,000 at September 30, 1998, and are not recorded by the Registrant since (i) the RCA Advances are only required to be repaid from the Registrant's share of future distributions from RCA, if any, (ii) the Registrant has no intention or legal obligation to repay the RCA Advances other than from its share of distributions from RCA, if any, and (iii) the Registrant does not anticipate any material cash distributions by RCA in the foreseeable future. The managing general partner of RCA is currently in negotiations to refinance the debt on Rincon Center Phases One and Two as more fully described in Note 2 to the Registrant's Unaudited Condensed Consolidated Financial Statements. The proposed refinancing is subject to a number of conditions and approvals among the parties involved in the refinancing. The managing general partner of RCA and the Registrant can make no assurances that the refinancing will be completed.

    Except as described above, at September 30, 1998, the Registrant's material capital expenditures over the next twelve months or beyond are expected to be funded from restricted cash or future cash flow generated by operating activities. Ongoing repair and maintenance expenditures are expected to be funded from cash flow generated by operating activities. Future tenant improvements and leasing commissions will be funded from restricted cash, cash flow generated by operating activities and funds generated from future debt refinancings or property sales, if any.

    The Registrant continued to experience more stabilized operating results in its wholly owned properties during the first three quarters of 1998, and except for RCA, expects this trend to continue. In addition, the completion of certain leasing transactions has continued to reduce the level of vacancy in the

Registrant's portfolio and the Registrant is continuing to aggressively pursue new leases on currently available space and renew existing leases as they expire.

YEAR 2000 COMPLIANCE

    THE REGISTRANT'S STATE OF READINESS. The Registrant utilizes a number of computer software programs and operating systems across its entire organization including applications used in financial business systems and various administrative functions. To the extent that the Registrant's software applications contains source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification or replacement of such applications will be necessary. The Registrant currently believes that its "Year 2000" issues are limited to information technology ("IT") systems (i.e., software programs and computer operating systems). There are no non-IT systems (i.e., embedded systems such as devices used to control, monitor or assist the operation of equipment and machinery), the failure of which would have a material effect on the Registrant's operation that the Registrant is presently aware of.

    The Registrant, employing a team made up of internal personnel, has completed its identification of IT systems that are not yet Year 2000 compliant and has commenced modification or replacement of such systems as necessary. The Registrant is currently communicating with third parties with whom it does significant business, such as financial institutions and vendors to determine their readiness for Year 2000 compliance. The Registrant has also completed its assessment of the Year 2000 compliance issues presented by its hardware components.

    COSTS OF ADDRESSING THE REGISTRANT'S YEAR 2000 ISSUES. Given the information known at this time about the Registrant's systems that are non-compliant, coupled with the Registrant's ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, management does not expect Year 2000 compliance costs to have any material adverse impact on the Registrant's liquidity or ongoing results of operations. The costs of such assessment and remediation will be paid out of the Registrant's general and administrative expenses.

    RISKS OF THE REGISTRANT'S YEAR 2000 ISSUES. In light of the Registrant's assessment and remediation efforts to date, and the planned, normal course-of-business upgrades, management believes that any residual Year 2000 risk is limited to non-critical business applications and support hardware. No assurance can be given, however, that all of the Registrant's systems will be Year 2000 compliant or that compliance will not have a material adverse effect on the Registrant's future liquidity or results of operations or ability to service debt.

    THE REGISTRANT'S CONTINGENCY PLANS. The Registrant is currently developing its contingency plan for all operations to address the most reasonably likely worst case scenarios regarding Year 2000 compliance. Management expects such contingency plan to be completed by the end of the year.

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

ITEM 1. LEGAL PROCEEDINGS.

    On March 20, 1997, the Registrant filed a Complaint in the San Francisco Superior Court, Case No. 985464, against Rincon Center Associates and Perini Land and Development Company seeking to recover approximately $812,000 in commissions due for leasing and construction services performed for Rincon Center. The Complaint has been answered and a Cross-Complaint has been filed. The Cross-Complaint seeks indemnity concerning the claim for leasing commissions on the ground that the Registrant is also a general partner of RCA, and further seeks to rescind or otherwise avoid the effect of a letter agreement of June 22, 1993, regarding non-recourse loans from Perini Land and Development Company to the Registrant, together with restitution of amounts loaned to the Registrant pursuant to such letter agreement. The trial date has been rescheduled for June 7, 1999, however the case is only in the beginning stages of discovery, and the Registrant is not in a position at this time to opine as to the likelihood or remoteness of liability, or the amount of damages should liability be established.

    See Note 2 to the Registrant's Unaudited Condensed Consolidated Financial Statements concerning the $3.65 million letter-of-credit issued by the Bank of America National Trust and Savings Association (the Issuing Bank) as a portion of the security for the refinancing of Rincon Center Phase Two. On or about August 18, 1997, the Issuing Bank commenced an action against the Registrant in the Land Court Department of the Trial Court of Massachusetts (the Land Court) to obtain a conditional judgement in the full amount of the Registrant's indebtedness to the Issuing Bank. On October 28, 1998, the Land Court issued a conditional judgement in favor of the Issuing Bank in the principal amount of $3.65 million, together with interest as set forth in the Amended and Restated Standby Letter of Credit Agreement dated as of November 8, 1991, expenses in the amount of $36,273 and attorneys fees and disbursements in the amount of $50,756. Including contractual interest, the amount of the conditional judgement is in excess of $4.2 million. Pursuant to the Land Court's order, the Registrant has sixty days from entry of the order to pay the Issuing Bank the amount of the conditional judgement, plus statutory interest of 12% from the date of the Land Court's order. Unless the Registrant makes such payment to the Issuing Bank within sixty days of the order, the Issuing Bank is entitled to enter and take possession of the Registrant's 410 First Avenue property, and collect all rents derived therefrom, for a period of three years from the date of entry on the property. If the balance of the conditional judgement has not been repaid at the end of that three year period, the property shall be deemed foreclosed and title passes to the Issuing Bank. The Registrant is appealing the Land Court's entry of the conditional judgement. The Registrant is also continuing to pursue its claims in the companion action against the Issuing Bank pending in the Massachusetts Superior Court as discussed below. The Registrant filed a complaint against the Issuing Bank on November 21, 1997 in the Superior Court Department of the Trial Court of the Commonwealth of Massachusetts seeking damages, equitable relief and a jury trial for causes of action flowing from the Issuing Bank's conduct regarding the letter-of-credit. The Registrant's damages claim in the Superior Court action could offset or exceed all or some of the damages that the Issuing Bank is likely to be awarded in the Land Court action. However, there is no assurance whatsoever that this result will be achieved. Discovery has commenced and no trial date has been set.

    The Registrant is involved in various other claims and lawsuits incidental to its business. In the opinion of the Registrant, these other claims and lawsuits in the aggregate will not have a material adverse impact on the Registrant's financial condition.

ITEM 2. CHANGES IN SECURITIES

    On September 10, 1998, the Board of Directors of the Registrant approved the sale of 300,000 shares of Preferred Stock to GEM. See Note 2 to the Registrant's Unaudited Condensed Consolidated Financial Statements for further discussion.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits:

               NO.
               --       DESCRIPTION
                        ----------------------------------------------------------------------------------------------------
                   27   Financial Data Schedule

b)  Reports on Form 8-K:

    On September 29, 1998, the Company filed a report on Form 8-K reporting under Item 5.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PACIFIC GATEWAY PROPERTIES, INC.
                                     Registrant

                                     /s/ RAYMOND V. MARINO
                                     -----------------------------------------
                                     Raymond V. Marino
                                     President and Chief Executive Officer
                                     (Principal Executive and Financial
Date: November 9, 1998               Officer)

                                     /s/ MELANIE L. ADKINS
                                     -----------------------------------------
                                     Melanie L. Adkins
                                     Controller--Corporate
Date: November 9, 1998               (Principal Accounting Officer)

                                     /s/ NEIL C. MARCK
                                     -----------------------------------------
                                     Neil C. Marck
                                     Controller--Management Company
Date: November 9, 1998               (Principal Accounting Officer)