Form 10-K
period 1998-12-31
PACIFIC GATEWAY PROPERTIES INC
filed 1999-03-11
CIK 743443

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-8692
                            ------------------------

                        PACIFIC GATEWAY PROPERTIES, INC.

             (Exact name of Registrant as specified in its charter)

                  NEW YORK                             04-2816560
         --------------------------                 ----------------
      (State or other jurisdiction of                 (IRS Employer
       incorporation or organization)              Identification No.)

      930 MONTGOMERY STREET, SUITE 400
         SAN FRANCISCO, CALIFORNIA                        94133
     ----------------------------------                 ---------
  (Address of principal executive offices)             (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (415) 398-4800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                    ON WHICH REGISTERED
              ---------------                    ----------------------
  Common Stock, $1.00 par value per share        American Stock Exchange

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

    State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 2, 1999: Common Stock, Par Value $1.00 -- $11,054,462.

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 2, 1999: Common Stock, Par Value $1.00 -- 3,933,536 shares.

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

    The Registrant holds interests in income producing real estate. As of December 31, 1998, the Registrant's portfolio of operating properties consisted of economic interests in the following:

        (i) Walnut Creek Executive Park, Walnut Creek, California--a 419,000 square foot office park consisting of twelve low-rise (two- and three-story) office buildings--100% owned;

        (ii) South Bay Office Tower, San Jose, California--a 170,000 square foot, twelve-story office building--100% owned;

       (iii) North Tucson Business Center, Tucson, Arizona--a 91,000 square foot, single-story office/ industrial building--100% owned;

        (iv) Weston Office Building, Fort Lauderdale, Florida--a 14,000 square foot, three-story office building--100% owned;

        (v) 410 First Avenue, Needham, Massachusetts--a 38,000 square foot, single-story office/ industrial building located in a suburb of Boston--100% owned, subsequently sold in January 1999 as further discussed in Note 2 to the Registrant's Consolidated Financial Statements;

        (vi) West Valley Executive Park, San Jose, California--a 165,000 square foot, campus style office park comprised of five two-story buildings and one single-story building--100% owned;

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

    The Registrant regularly examines each asset in its portfolio, focusing on each property's current cash flow, anticipated cash requirements, the economics of its local marketplace, as well as the asset's position in that market and the potential for sale, refinancing and return on additional investment. In conjunction with this process, the Registrant from time to time offers for sale certain assets to reduce its involvement in certain markets, create liquidity and advance the geographic and property type concentration and efficiency of the Registrant's operations. In 1996, the Registrant sold its hotel property in Arizona and its shopping center property in Florida, and completed the refinancing of $14.3 million of mortgage debt on the Weston Office Building, North Tucson Business Center and South Bay Office Tower. In 1997, the Registrant acquired two office properties in California. These transactions are more fully discussed in the Registrant's December 31, 1997 Form 10-K. In 1998, the Registrant completed the refinancing of $2.7 million of mortgage debt on the 930 Montgomery building, and new financing of $1.6 million on the 4050 Moorpark building at the West Valley Executive Park project. In January 1999, the Registrant sold its 410 First Avenue property as further discussed in Note 2 to the Registrant's Consolidated Financial Statements. The Registrant intends to continue to make use of borrowed money or leveraging, as is customary with the types of properties it intends to own. The amount of mortgage debt supported by each project depends on, among other factors, its cash flow available to service such debt.

                              RECENT DEVELOPMENTS

    The Board of Directors of the Registrant intends to solicit shareholder approval for a proposal which would allow the Registrant to reincorporate in the State of Maryland (the "Reincorporation") and convert to a real estate investment trust ("REIT") by making the appropriate elections under federal tax laws (the "REIT Election"). The proposal is subject to shareholder approval and the Board of Directors would have discretion not to pursue Reincorporation or the REIT Election after shareholder approval.

    A REIT that satisfies all REIT qualification tests generally is exempt from federal taxation on its income. If consummated, the Reincorporation would not result in a change in the Registrant's management, capitalization, assets, liabilities or net worth, but would result in certain ownership and transfer restrictions applicable to the Registrant's common stock. In addition, if REIT status is elected, the Registrant would be required to meet certain asset and income tests, and other requirements, in order to maintain REIT status.

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

                                   EMPLOYEES

    As of December 31, 1998, the Registrant had 12 full-time employees and one part-time employee, compared to 13 full-time employees and one part-time employee as of December 31, 1997. The decrease in personnel is primarily due to the elimination of one executive position.

  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, SEASONALITY AND OTHER FACTORS

    The Registrant is engaged in the business of owning and managing income producing real estate. The requirement for industry segment presentation is not applicable. The Registrant's business is not affected by seasonal factors, except for its former hotel and retail property investments. All of the Registrant's operations are located in the United States.

ITEM 2. PROPERTIES

GENERAL
-------

AS OF DECEMBER 31, 1998, THE REGISTRANT'S PORTFOLIO OF PROPERTIES CONSISTED OF OFFICE INCOME-PRODUCING PROPERTIES LOCATED IN CALIFORNIA, ARIZONA, FLORIDA AND MASSACHUSETTS. THE TOTAL RENTABLE SQUARE FOOTAGE OF THE PROPERTIES AT DECEMBER 31, 1998, WAS APPROXIMATELY 920,000 SQUARE FEET. AS OF DECEMBER 31, 1998, THE WEIGHTED AVERAGE OCCUPANCY RATE OF THE PROPERTIES WAS APPROXIMATELY 96%.

    For the year ended December 31, 1998, three of the properties (Walnut Creek Executive Park, West Valley Executive Park, and South Bay Office Tower) had net book values equal to 10.0% or more of the Registrant's consolidated total assets or had investment property revenues that amounted to 10.0% or more of the Registrant's consolidated investment property revenues as more fully discussed below.

    Each of the 100% owned properties is held by the Registrant in fee simple title. The Registrant holds a 22.8% limited partnership and non-managing general partnership interest in RCA. RCA owns the improvements in a mixed use commercial real estate project known as Rincon Center located in San Francisco, California. Rincon Center has a leasehold interest in the land under Rincon Center. Substantially all of the income from the Registrant's properties consists of rent received under long term leases. These leases generally provide for the payment of rent in advance and for the payment by the tenants of a pro-rata share of operating expenses as defined in the tenant's lease.

THE LOCATION OF THE REGISTRANT'S PROPERTIES

    The following table sets forth certain information regarding the Registrant's properties which were owned as of December 31, 1998:

                                                            # OF UNITS
PROPERTY                 GENERAL                              AND/OR         # OF TENANTS      OWNED    % REGISTRANT
NAME                   DESCRIPTION          LOCATION     LEASABLE SQ. FT.  AND OCCUPANCY %      BY        OWNERSHIP
----------------  ---------------------  --------------  ----------------  ----------------  ---------  -------------
Walnut Creek      Eleven two-story wood  Walnut Creek,   419,000 sq. ft.   74 tenants; 98%   Registrant        100%
Executive Park    framed office          California                        occupancy
                  buildings, and one
                  three-story
                  structural steel
                  frame office building

South Bay         Twelve-story office    San Jose,       170,000 sq.ft.    46 tenants; 95%   Registrant        100%
Office Tower      building               California                        occupancy

North Tucson      Single-story office/   Tucson,         91,000 sq. ft.    2 tenants; 100%   Registrant        100%
Business Center   industrial building    Arizona                           occupancy

Weston Office     Three-story office     Ft.             14,000 sq. ft.    3 tenants; 100%   Registrant        100%
Building          building               Lauderdale,                       occupancy
                                         Florida

410 First Avenue  Single-story office/   Needham,        38,000 sq. ft.    1 tenant; 100%    Registrant        100%
(Note 1)          industrial building    Massachusetts                     occupancy

West Valley       Five two-story and     San Jose,       165,000 sq. ft.   69 tenants; 85%   Registrant        100%
Executive Park    one single-story wood  California                        occupancy
                  frame buildings

930 Montgomery    Six-story, steel       San Francisco,  23,000 sq. ft.    8 tenants; 100%   Registrant        100%
Street            frame office building  California                        occupancy

Rincon Center     Major mixed-use        San Francisco,  63,000 sq. ft.    Retail Space -    RCA              22.8%
                  project in downtown    California      of retail space;  35 tenants; 98%
                  San Francisco                                            occupancy

                                                         414,000 sq. ft.   Office Space - 9
                                                         of office space;  tenants; 98%
                                                                           occupancy

                                                         200,000 sq. ft.   Apartments - 97%
                                                         of residential    occupancy
                                                         space (320
                                                         apartments)

For information concerning encumbrances on the Registrant's properties, reference is made to "Other Matters Relating to Properties" below and to Note 3 of the Notes to the Registrant's Consolidated Financial Statements included elsewhere in this annual report.

Note 1: The Registrant sold this property in January 1999, as further discussed in Note 2 in the Registrant's Consolidated Financial Statements.

CAPITAL IMPROVEMENTS, TENANT IMPROVEMENTS, LEASING COMMISSIONS, AND OTHER
-------------------------------------------------------------------------
  DEFERRED COSTS
  --------------

While maintaining high occupancy levels in each of its properties and markets is an important goal, the Registrant also focuses on controlling the expenditures associated with leasing, renewing or re-leasing space. The following table sets forth information related to new and renewal leasing activity and expenditures for the year ended December 31, 1998.

                                                                                           WEIGHTED
                                                                                            AVERAGE
                                                                           WEIGHTED        EFFECTIVE      PERCENTAGE CHANGE
                                                                         AVERAGE COSTS  MONTHLY RENTAL   IN WEIGHTED AVERAGE
                              NUMBER OF     SQUARE    WEIGHTED AVERAGE      PER SQ.      RATE PER SQ.     EFFECTIVE RENTAL
TYPE                           LEASES        FEET     LEASE TERM (MO.)      FOOT(1)          FOOT              RATE(2)
--------------------------  -------------  ---------  -----------------  -------------  ---------------  -------------------
New Leases................           51      168,893             55        $   10.56       $    2.06                 58%

Renewals..................           33       92,318             44        $    4.35       $    1.93                 22%


                                TENANTS
TYPE                          RETAINED(3)
--------------------------  ---------------
New Leases................           N/A
Renewals..................            79%

------------------------------

(1) Represents tenant improvement and commission costs per square foot.

(2) Measured as the difference between net weighted average effective rental rates on new and renewal leases in 1998 compared to 1997.

(3) Based upon occupied square footage, percentage of tenants retained by the Registrant at lease expiration, tenants the Registrant chose not to renew to accommodate the expansion of existing tenants and tenants that renewed, but moved to another space.

    During the year ended December 31, 1998, there were additions to investment properties amounting to approximately $4,176,000 which consisted of tenant improvements, capital improvements, rent concessions and other deferred costs which includes leasing commissions. Additionally, the Registrant incurred $60,000 in 1998 relating to loan costs. The Registrant anticipates additions to investment properties of approximately $2,000,000 in 1999.

LEASE EXPIRATIONS OF THE REGISTRANT'S MAJOR PROPERTIES
------------------------------------------------------

For the purposes of the following tables "Expiring Annual Revenue" includes only revenue for months occupied for each year, respectively.

    For each of the Registrant's 100% owned properties, land, buildings and improvements are recorded at cost. Depreciation for federal income tax purposes on investment properties is provided using the Modified Accelerated Cost Recovery System (MACRS) method over statutory useful lives ranging from 7 to 39 years. Capitalized loan costs consist of loan fees, legal, accounting, engineering, appraisal, and other costs associated with financings and are amortized using the straight-line method over the primary term of related debt instrument. Costs associated with a lease are amortized over the term of the lease. Repairs and maintenance costs are charged to expense as incurred.

    The following table shows average occupancy data for the five years ended December 31, 1998:

                         AVERAGE OCCUPANCY AT YEAR END

PROPERTY                                                                          1998       1997       1996       1995       1994
---------------------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
WALNUT CREEK EXECUTIVE PARK................................................        98%        91%        88%        87%        91%
SOUTH BAY OFFICE TOWER.....................................................        91%        89%        92%        99%        87%
WEST VALLEY EXECUTIVE PARK(1)..............................................        85%        61%        N/A        N/A        N/A
    TOTAL..................................................................        94%        84%        89%        90%        90%

Note (1): This property was not acquired until January 1997.

    The following table shows annual property tax cost per square foot for the five years ended December 31, 1998:

                   AVERAGE PROPERTY TAX COST PER SQUARE FOOT

PROPERTY                                                                      1998       1997       1996       1995       1994
-----------------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
WALNUT CREEK EXECUTIVE PARK............................................  $    1.02  $    1.02  $    1.11  $    1.01  $    1.04
SOUTH BAY OFFICE TOWER.................................................  $    1.24  $    0.97  $    0.85  $    0.81  $    0.81
WEST VALLEY EXECUTIVE PARK(1)..........................................  $    1.22  $    1.13        N/A        N/A        N/A

Note (1): This property was not acquired until January 1997.

    The following table shows annual property tax cost for the five years ended December 31, 1998:

                    ANNUAL PROPERTY TAX COST (in thousands)

PROPERTY                                                     1998        1997        1996        1995        1994
-----------------------------------------------------  ----------  ----------  ----------  ----------  ----------
WALNUT CREEK EXECUTIVE PARK..........................  $      426  $      426  $      466  $      425  $      435
SOUTH BAY OFFICE TOWER...............................  $      205  $      160  $      141  $      135  $      134
WEST VALLEY EXECUTIVE PARK(1)........................  $      201  $      187         N/A         N/A         N/A

Note (1): This property was not acquired until January 1997.

    The following table shows annual rental revenues for the five years ended December 31, 1998:

                     AVERAGE RENTAL REVENUES (in thousands)

PROPERTY                                                      1998          1997          1996          1995          1994
----------------------------------------------------  ------------  ------------  ------------  ------------  ------------
WALNUT CREEK EXECUTIVE PARK.........................  $      6,307  $      5,640  $      5,063  $      5,271  $      3,951
SOUTH BAY OFFICE TOWER..............................  $      3,674  $      2,768  $      2,752  $      2,280  $      2,184
WEST VALLEY EXECUTIVE PARK(1).......................  $      3,356  $      2,560           N/A           N/A           N/A

Note (1): This property was not acquired until January 1997.

    The following table shows average annual rental rates per square foot of occupied space for the five years ended December 31, 1998:

                   AVERAGE ANNUAL RENTAL RATE PER SQUARE FOOT

PROPERTY                                                                1998       1997       1996       1995       1994
-----------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
WALNUT CREEK EXECUTIVE PARK......................................      15.74      15.19      13.87      14.75      11.02
SOUTH BAY OFFICE TOWER...........................................      23.67      19.34      17.61      14.30      14.61
WEST VALLEY EXECUTIVE PARK(1)....................................      24.95      19.30        N/A        N/A        N/A

Note (1): This property was not acquired until January 1997.

WALNUT CREEK EXECUTIVE PARK
---------------------------

Walnut Creek Executive Park is a 419,000 square foot campus style office park consisting of 12 low-rise (two- and three-story) office buildings in Walnut Creek, California. Tenants of this property include banking, healthcare, telecommunications, software development enterprises, a public utility, and professional service companies.

    For the year ended December 31, 1998, the average occupancy rate for the property was 96%, and the average monthly full service rental rate was $1.31 (or $15.72 annually) per square foot. As of December 31, 1998, the property was approximately 98% leased and two tenants occupied 10% or more of the rentable square footage, including Airtouch Communications, Inc. and Kaiser Foundation, whose principal businesses are telecommunications and healthcare, respectively. Their leases provide for $2,848,000 of rental revenue per year and expire in March 2001 and September 2003, respectively. Each of these tenants have options to renew their leases.

    The following table shows lease expiration data as of December 31, 1998 for Walnut Creek Executive Park assuming that no tenants exercise renewal options:

                                                                     PERCENTAGE OF
                                                                     TOTAL REVENUE
                                                          EXPIRING    REPRESENTED
                                 NUMBER OF      SQUARE     ANNUAL     BY EXPIRING
YEAR                          LEASES EXPIRING   FOOTAGE   REVENUE       LEASES
----------------------------  ---------------   -------  ----------  -------------
1999........................        19           68,834  $  351,648       14.2%
2000........................        15           23,537     263,971       10.6%
2001........................         8          158,230     514,830       20.8%
2002........................         4           27,822     293,153       11.8%
2003........................         7           60,796     682,366       27.5%
2004........................         4           31,670     242,619        9.8%
2005........................         1            8,367      53,549        2.2%
2006........................        --               --          --        0.0%
2007........................        --               --          --        0.0%
2008........................         1           23,689      75,805        3.1%
                                                -------  ----------      -----
Totals......................        59          402,945  $2,477,941      100.0%

    Walnut Creek Executive Park's federal tax basis is $17,899,000.

WEST VALLEY EXECUTIVE PARK
--------------------------
WEST VALLEY EXECUTIVE PARK IS A 165,000 SQUARE FOOT CAMPUS STYLE OFFICE PARK COMPRISED OF FIVE TWO-STORY BUILDINGS AND ONE SINGLE-STORY BUILDING IN SAN JOSE, CALIFORNIA. TENANTS OF THIS PROPERTY INCLUDE HEALTHCARE, TECHNOLOGY AND SOFTWARE RELATED COMPANIES, FINANCIAL SERVICES AND OTHER PROFESSIONAL SERVICE COMPANIES.

    For the year ended December 31, 1998, the average occupancy rate for the property was 81% and the average monthly full service rental rate was $2.09 (or $25.08 annually) per square foot. As of December 31, 1998, the property was approximately 85% leased, and no tenants occupied 10% or more of the rentable square footage.

    The following table shows lease expiration data as of December 31, 1998 for West Valley Executive Park assuming that no tenants exercise renewal options:

                                                                     PERCENTAGE OF
                                                                     TOTAL REVENUE
                                                          EXPIRING    REPRESENTED
                                 NUMBER OF      SQUARE     ANNUAL     BY EXPIRING
YEAR                          LEASES EXPIRING   FOOTAGE   REVENUE       LEASES
----------------------------  ---------------   -------  ----------  -------------
1999........................         6            5,408  $   68,870        3.8%
2000........................        12           13,929     324,776       18.2%
2001........................        20           40,092     511,105       28.6%
2002........................        11           34,268     468,730       26.2%
2003........................         9           37,674     363,948       20.4%
2004........................         1            6,352      49,927        2.8%
2005........................        --               --          --        0.0%
2006........................        --               --          --        0.0%
2007........................        --               --          --        0.0%
2008........................        --               --          --        0.0%
                                                -------  ----------      -----
Totals......................        59          137,723  $1,787,356      100.0%

    West Valley Executive Park's federal tax basis is $9,187,000.

SOUTH BAY OFFICE TOWER
----------------------
SOUTH BAY OFFICE TOWER IS A 170,000 SQUARE FOOT TWELVE STORY OFFICE BUILDING IN SAN JOSE, CALIFORNIA. TENANTS OF THIS PROPERTY INCLUDE HEALTHCARE, TELECOMMUNICATIONS, RESEARCH AND DEVELOPMENT ENTERPRISES, AND PROFESSIONAL SERVICE COMPANIES. FOR THE YEAR ENDED DECEMBER 31, 1998, THE AVERAGE OCCUPANCY RATE FOR THE PROPERTY WAS 91% AND THE AVERAGE MONTHLY FULL SERVICE RENTAL RATE WAS $1.98 (OR $23.76 ANNUALLY) PER SQUARE FOOT. AS OF DECEMBER 31, 1998, THE PROPERTY WAS APPROXIMATELY 95% LEASED, AND TWO TENANTS OCCUPIED 10% OR MORE OF THE RENTABLE SQUARE FOOTAGE, INCLUDING SYNACOM TECHNOLOGY, INC. AND NETCOM ON LINE COMMUNICATIONS, WHOSE PRINCIPAL BUSINESSES ARE TELECOMMUNICATIONS. THEIR LEASES PROVIDE FOR $1,104,000 OF RENTAL REVENUE PER YEAR AND EXPIRE IN FEBRUARY 2003 AND AUGUST 1999, RESPECTIVELY.

    The following table shows lease expiration data as of December 31, 1998 for South Bay Office Tower assuming that no tenants exercise renewal options:

                                                                     PERCENTAGE OF
                                                                     TOTAL REVENUE
                                                          EXPIRING    REPRESENTED
                                 NUMBER OF      SQUARE     ANNUAL     BY EXPIRING
YEAR                          LEASES EXPIRING   FOOTAGE   REVENUE       LEASES
----------------------------  ---------------   -------  ----------  -------------
1999........................         9           38,973  $  482,516       19.2%
2000........................         9           13,440     237,272        9.4%
2001........................        10           35,601     540,446       21.5%
2002........................         8           35,320     723,050       28.8%
2003........................         7           30,725     453,398       18.0%
2004........................        --               --          --        0.0%
2005........................         1            5,194      78,949        3.1%
2006........................        --               --          --        0.0%
2007........................        --               --          --        0.0%
2008........................        --               --          --        0.0%
                                                -------  ----------      -----
Totals......................        44          159,253  $2,515,631      100.0%

    South Bay Office Tower's federal tax basis is $11,271,000.

                               PROPERTY INSURANCE

    The Registrant believes that all of the wholly owned properties and the property owned in partnership with others are adequately covered by insurance. The Registrant's wholly owned San Francisco Bay Area properties do not maintain earthquake insurance.

                                    TENANTS

    There are no individual tenants in any of the Registrant's wholly owned properties that contributed 15% or more to consolidated investment property revenues for the years ended December 31, 1998 and 1997. For the year ended December 31, 1996, one tenant, AirTouch Communications, Inc. (a tenant at Walnut Creek Executive Park), contributed 16.8% to consolidated investment property revenues. Generally, lease terms range from one to ten years. Leases of approximately 116,000 square feet of rental space, or approximately 13% of the leases in the Registrant's investment portfolio as of December 31, 1998, will expire in 1999.

OTHER MATTERS RELATING TO PROPERTIES

                       WEST VALLEY EXECUTIVE PARK (WVEP)

    In June 1998, the Registrant completed the financing of $1,575,000 of mortgage debt from Redwood Bank related to the 4050 Moorpark building at its West Valley Executive Park property in San Jose, California. The new loan carries a variable interest rate of 2.875% over the one year treasury bond rate, adjustable semi-annually (8.375% at December 31, 1998). The loan has fixed monthly amortization payments of approximately $12,500. The loan is amortized over 25 years and matures on July 1, 2008. This debt is nonrecourse and can be prepaid at any time without a penalty. This debt contains a cross default provision with the loan on the Registrant's 930 Montgomery Street property in San Francisco, California.

                             930 MONTGOMERY STREET

    In July 1998, the Registrant completed the refinancing of $2,076,000 of mortgage debt from Redwood Bank related to its 930 Montgomery Street property in San Francisco, California. The new loan of $2,697,500 carries a variable interest rate of 2.875% over the one year treasury bond rate, adjustable semi-annually (8.375% at December 31, 1998). The loan has fixed monthly amortization payments of principal and interest of approximately $21,500. The loan is amortized over 25 years and matures on September 1, 2008. This debt is nonrecourse and can be prepaid at any time without a penalty. This debt contains a cross default provision with the loan on the Registrant's 4050 Moorpark building at West Valley Executive Park in San Jose, California.

                                410 FIRST AVENUE

    On January 20, 1999, the Registrant completed the sale of 410 First Avenue located in Needham, Massachusetts to an unrelated party for approximately $3,950,000. In connection with this property disposition, the Registrant recorded a provision of approximately $58,000 which was reported by the Registrant on its 1998 Consolidated Statement of Income (Loss). Concurrent with the sale of 410 First Avenue, the proceeds were used in connection with the settlement of the letter of credit obligation of $4.2 million due Bank of America National Trust and Savings Association. Pursuant to a mutual release and settlement agreement, the Issuing Bank and the Registrant have resolved all legal differences effectively ending all litigation and cross-litigation between the parties. See Note 2 to the Registrant's Consolidated Financial Statements for further discussion.

ITEM 3. LEGAL PROCEEDINGS

    On March 20, 1997, the Registrant filed a Complaint in the San Francisco Superior Court, Case No. 985464, against Rincon Center Associates and Perini Land and Development Company seeking to recover approximately $812,000 in commissions due for leasing and construction services performed for Rincon Center. The Complaint has been answered and a Cross-Complaint has been filed. The Cross-Complaint seeks indemnity concerning the claim for leasing commissions on the ground that the Registrant is also a general partner of RCA, and further seeks to rescind or otherwise avoid the effect of a letter agreement of June 22, 1993, regarding non-recourse loans from Perini Land and Development Company to the Registrant, together with restitution of amounts loaned to the Registrant pursuant to such letter agreement. A trial date has been set for June 7, 1999, however the case is only in the beginning stages of discovery, and, based on advice from counsel, the Registrant is not in a position at this time to opine as to the likelihood or remoteness of liability, or the amount of damages should liability be established.

    See Note 2 to the Registrant's Consolidated Financial Statements concerning the $3.65 million letter of credit issued by the the Issuing Bank as a portion of the security for the refinancing of Rincon Center, Phase Two. On or about August 18, 1997, the Issuing Bank commenced an action against the Registrant in the Land Court Department of the Trial Court of Massachusetts (the Land Court), to obtain a conditional judgment in the full amount of the Registrant's indebtedness to the Issuing Bank. The Registrant had previously filed a complaint against the Issuing Bank on November 21, 1997 in the Superior Court Department of the Trial Court of the Commonwealth of Massachusetts (the Superior Court) seeking damages, equitable relief and a jury trial for causes of action flowing from the Issuing Bank's conduct regarding the letter of credit.

    The Registrant and the Issuing Bank settled the Land and Superior Court actions on January 15, 1999. Pursuant to the terms of a mutual release and settlement agreement, the Registrant paid the Issuing Bank the sum of $4.2 million and released the Issuing Bank from all claims raised in the Superior Court action. The Issuing Bank, meanwhile, executed discharges of mortgage and rent assignment, and released the Registrant from all claims raised in the Land Court action. Concurrent with the mutual release and settlement between the Registrant and the Issuing Bank, the Registrant closed on the sale of the 410 First Avenue property on January 20, 1999, for approximately $3,950,000. The net proceeds from the sale were used to partially fund the settlement with the Issuing Bank. In connection with this property disposition the Registrant recorded an additional provision of approximately $58,000 which was recognized in 1998.

    The Registrant is involved in various other claims and lawsuits incidental to its business. In the opinion of the Registrant, these other claims and lawsuits in the aggregate will not have a material adverse impact on the Registrant's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

    On March 2, 1999, there were approximately 1,022 holders of record of the Registrant's Common Stock. The Registrant's Common Stock is traded on the American Stock Exchange under the symbol "PGP".

    The table below sets forth, for the indicated periods, the high and low prices per share of the Registrant's Common Stock as reported on the American Stock Exchange Consolidated Reporting System.

                                                                                                      HIGH        LOW
                                                                                                     -------    -------
1999
  First Quarter (through March 2, 1999)...........................................................   $ 7 7/8    $ 6

1998
  First Quarter...................................................................................     8          4 1/4
  Second Quarter..................................................................................    11 3/8      7 3/4
  Third Quarter...................................................................................    11 3/4      8 7/8
  Fourth Quarter..................................................................................     8 7/8      6 1/16

1997
  First Quarter...................................................................................     4 1/2      3 1/4
  Second Quarter..................................................................................     6          4 1/4
  Third Quarter...................................................................................     5 7/8      4 5/8
  Fourth Quarter..................................................................................     5 3/8      4 3/4

    In the third quarter of 1990 the Board of Directors suspended payment of dividends, and resumed the payment of dividends in the fourth quarter of 1998. On October 29, 1998, the Registrant's Board of Directors announced that the dividend payable to holders of Common Stock and Series 1 Convertible Preferred Stock at the record date of November 20, 1998 would be $0.05 per share. Future dividends by the Registrant will be at the discretion of the Board of Directors and will depend upon the Registrant's funds available, its financial condition, and its capital and lease requirements. No assurances can be given as to the amounts of dividends, if any, that will be distributed in the future.

    On September 10, 1998, in a transaction exempt from registration requirements under Regulation D, promulgated under Section 4(2) of the Securities Act of 1933, and Section 4(2) of the Securities Act, the Registrant sold 300,000 shares of Series 1 Convertible Preferred Stock to GEM Value/PGP, L.L.C. (GEM), an affiliate of GEM Value Fund, L.P. for $3,000,000 in cash. See
Note 8 to the Registrant's Consolidated Financial Statements for further discussion.

ITEM 6. SELECTED FINANCIAL DATA. The selected financial data should be read in conjunction with the Consolidated Financial Statements of the Registrant and related notes listed in Item 14 of this annual report and included elsewhere herein. The selected financial data is not covered by the report of the independent public accountants. (In thousands, except per share data)

                                                                                      AS OF DECEMBER 31,
                                                                     -----------------------------------------------------
                                                                          1998       1997       1996       1995       1994
                                                                     ---------  ---------  ---------  ---------  ---------
FINANCIAL POSITION
Investment properties, net.........................................  $  51,933  $  54,225  $  32,797  $  33,572  $  58,359
Properties held for sale, net......................................      2,480         --         --     22,230         --
Equity investment and loans to RCA.................................         --         --         --         --      4,020
Deferred tax asset.................................................     10,216      8,203      4,183      6,831      6,845
Other assets.......................................................     10,922      6,283     15,413      3,254      2,210
                                                                     ---------  ---------  ---------  ---------  ---------
Total assets.......................................................  $  75,551  $  68,711  $  52,393  $  65,887  $  71,434
                                                                     ---------  ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------  ---------
Debt...............................................................  $  48,707  $  47,402  $  33,722  $  61,778  $  63,099
                                                                     ---------  ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------  ---------
Deferred tax liability.............................................  $  20,274  $  17,983  $  15,012  $  10,514  $  12,209
                                                                     ---------  ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------  ---------
Stockholders' equity (deficit).....................................  $   3,117  $     648  $   2,168  $  (9,186) $  (6,502)
                                                                     ---------  ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------  ---------
Stockholders' equity (deficit) per share...........................  $    0.80  $    0.17  $    0.56  $   (2.36) $   (1.68)
                                                                     ---------  ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------  ---------
INCOME RESULTS
Revenue from investment properties.................................  $  16,528  $  13,721  $  11,011  $  12,200  $  11,027
Revenue from hotel property........................................  $      --  $      --  $   6,111  $   7,009  $   7,357
Investment in partnership, net.....................................  $      --  $      --  $   2,940  $  (4,090) $  (1,298)
Gain on redemption of partnership interests........................  $      --  $      --  $      --  $      --  $  39,078
Provision for settlement of reimbursement obligation...............  $     (58) $  (2,200) $      --  $      --  $      --
Gain on sale of real estate assets, net............................  $      --  $      --  $  16,714  $     177  $     664
Provision for write-down to estimated net realizable value.........  $      --  $      --  $      --  $    (540) $  (1,000)
Extraordinary items................................................  $      --  $      --  $     766  $    (233) $    (325)
Net income (loss)..................................................  $     593  $  (1,726) $  11,354  $  (2,729) $  28,817
Net income (loss) available to common stockholders.................  $     578  $  (1,726) $  11,354  $  (2,729) $  28,817
Income (loss) per common share, basic:
Income (loss) before extraordinary items...........................  $    0.15  $   (0.44) $    2.72  $   (0.64) $    7.51
  Extraordinary items..............................................         --         --       0.20      (0.06)     (0.08)
                                                                     ---------  ---------  ---------  ---------  ---------
  Net income (loss) available to common stockholders...............  $    0.15  $   (0.44) $    2.92  $   (0.70) $    7.43
                                                                     ---------  ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------  ---------
  Number of common shares and share equivalents outstanding,
    basic..........................................................      3,917      3,893      3,893      3,893      3,880
                                                                     ---------  ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------  ---------
Income (loss) per common share, diluted:
  Income (loss) before extraordinary items.........................  $    0.14  $   (0.44) $    2.58  $   (0.64) $    7.09
  Extraordinary items..............................................         --         --       0.19      (0.06)     (0.08)
                                                                     ---------  ---------  ---------  ---------  ---------
  Net income (loss) available to common stockholders...............  $    0.14  $   (0.44) $    2.77  $   (0.70) $    7.01
                                                                     ---------  ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------  ---------
  Number of common shares and share equivalents outstanding,
    diluted........................................................      4,104      3,893      4,100      3,893      4,111
                                                                     ---------  ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------  ---------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

    CAPITAL IMPROVEMENTS, TENANT IMPROVEMENTS AND OTHER DEFERRED COSTS--In 1998, there were additions to investment properties amounting to approximately $4,189,000 for tenant improvements, capital improvements, rent concessions and other deferred costs which includes leasing commissions. Additionally, the Registrant incurred in 1998 $60,000 in loan costs. The Registrant anticipates that additions to investment properties will amount to approximately $2,000,000 in 1999.

    FINANCING--A total of approximately $950,000 of debt principal was repaid in 1998 as scheduled debt amortization. In connection with the refinancing of $2,076,000 of mortgage debt on the Registrant's

930 Montgomery Street building in San Francisco, California, the Registrant borrowed $2,698,000 under a floating rate mortgage note. On June 1, 1998, new borrowing for the previously unencumbered 4050 Moorpark building at West Valley Executive Park was obtained in the amount of $1,575,000. The proceeds from these financings are currently being held in short-term investments pending potential future acquisitions, reduction of debt obligations and/or other capital expenditures. Accordingly, at December 31, 1998, the Registrant has fixed rate mortgage debt of approximately $42.1 million bearing interest at a weighted average rate of 8.49%, two floating rate mortgages for the sum of approximately $4.3 million each bearing interest at a rate of 8.375% as of December 31, 1998, and a secured estimated settlement obligation recorded at $2.3 million (accruing interest at a rate of prime plus 3% on the stated settlement obligation of $3.65 million). The estimated settlement obligation is more fully discussed in Note 2 to the Registrant's Consolidated Financial Statements.

NET INCOME (LOSS)
-----------------

    INVESTMENT PROPERTIES--During 1998, income from investment properties was $2,204,000 compared to income of $599,000 for 1997. The increase in rental revenues for 1998 compared to 1997 is a result of an increase in both occupancy and rental rates at several properties. Also included in rental revenues for 1998 is a $340,000 lease buyout from a tenant at Walnut Creek Executive Park which was reinvested in re-tenanting the space in the third quarter of 1998. The increase in operating expenses for 1998 compared to 1997 is primarily due to higher occupancy at its California properties. Interest expense increased from $4,058,000 in 1997 to $4,300,000 in 1998. Included in interest expense for 1997 and 1998 is $227,000 and $414,000, respectively, of interest recorded on the settlement obligation as described above. Also included in interest expense for 1998 is $66,000 of interest for the 4050 Moorpark building at West Valley Executive Park which was financed in July 1998. Depreciation and amortization expense increased as a result of commencing depreciation on expenditures capitalized during 1998 relating to increased leasing activity and capital improvement projects.

    During 1997, the income from investment properties was $599,000 compared to a loss of $1,181,000 for 1996. The increase in rental revenues for 1997 compared to 1996 is due to the acquisition of two investment properties in January 1997 and increased rental rates at several properties. The increase in operating expenses for 1997 compared to 1996 is due to the acquisition of two investment properties, offset by decreased payroll costs and a property tax refund received in 1997. Interest expense decreased slightly from $4,092,000 in 1996 to $4,058,000 in 1997. Included in interest expense for 1997 is $227,000 of interest recorded on the settlement obligation as described above. Depreciation and amortization expense increased for 1997 compared to 1996 as a result of increased capital expenditures in 1997 and the two new investment property acquisitions completed in January 1997.

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

    In 1993, the Registrant entered into an agreement with RCA's managing general partner whereby such managing general partner agreed to advance funds to RCA on behalf of the Registrant on an unsecured non-recourse basis, subject to interest at prime plus 2% and certain annual fees (principal, unpaid interest and fees are collectively referred to as the RCA Advances). The agreement does not reduce the level of the Registrant's general and limited partnership interests in RCA. The RCA Advances are only required to be repaid from the Registrant's share of future distributions from RCA, if any. During 1996, the Registrant recorded a credit to income ("Reversal of debt related to investment in RCA" on the Registrant's Consolidated Statement of Income (Loss)) to eliminate the previously recorded liability for the RCA Advances of $2,940,000. During 1998, 1997 and 1996, RCA incurred net losses of approximately $18,164,000, $37,923,000 and $16,451,000, respectively. The RCA Advances amount to approximately $8,525,000 at December 31, 1998 and as noted above, are not recorded on the Registrant's financial statements since (i) the RCA Advances are only required to be repaid from the Registrant's share of future distributions, if any, (ii) the Registrant has no intent or legal obligation to repay the RCA Advances other than from its share of distributions from RCA, if any, and (iii) the Registrant does not anticipate any material cash distributions by RCA in the foreseeable future.

    The Registrant has a negative tax basis in its partnership investment in RCA of approximately $26,637,000, as of December 31, 1998, since the Registrant's share of tax losses exceeds its investment in RCA. The Registrant's negative tax basis in RCA indicates that the Registrant will face a substantial taxable gain if and when its interest in RCA is ever disposed of.

    GENERAL AND ADMINISTRATIVE EXPENSES--General and administrative expenses increased from $1,250,000 in 1997 to $1,360,000 in 1998. This increase is primarily attributable to an increase in professional services. General and administrative expenses decreased from $1,603,000 in 1996 to $1,250,000 in 1997. The decrease in general and administrative expenses for 1997 compared to 1996 is attributable to a decrease in professional fees and personnel costs.

    OTHER INCOME (EXPENSE)--Other income was $196,000 in 1998 compared to $192,000 in 1997. Other income was $192,000 in 1997 compared to $540,000 in
1996. In 1997 and 1998, other income consists primarily of interest earned, offset by depreciation on corporate fixed assets. Other income for 1996 included the gain from the sale of vacant land in Colorado and business advisory fees, net of depreciation on corporate fixed assets.

    PROVISION FOR SETTLEMENT OF REIMBURSEMENT OBLIGATION--In 1998 and 1997, the Registrant recorded a provision of $58,000 and $2,200,000, respectively, for the ultimate settlement of a letter-of-credit reimbursement obligation, as more fully discussed in Note 2 to the Registrant's Consolidated Financial Statements.

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

    INCOME TAX (PROVISION) BENEFIT--In 1997, the Registrant recorded an income tax benefit of 37% of loss before taxes. This amount was less than the 40% and 41% effective rates recorded in 1998 and 1996, respectively, due to certain 1997 taxable items which were not included in income for financial statement purposes.

    EXTRAORDINARY GAIN FROM EXTINGUISHMENT OF DEBT--In December 1996, the Registrant completed the sale of the Radisson Suites Hotel. As a result of this sale, the Registrant was able to pay off debt to the hotel's mortgage lender resulting in an extraordinary gain on extinguishment of debt of $766,000 which results from the difference between the face value of the debt principal and the amount required to extinguish the related obligation, net of the related write off of loan fees.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

DISCUSSION OF KNOWN TRENDS, EVENTS AND UNCERTAINTIES

    The economic climate for commercial real estate has shown signs that rental rates and property values have stabilized and selected markets have improved. Notwithstanding a stabilizing real estate market, tenants may or may not continue to renew leases as they expire or may renew on less favorable terms. Conditions differ in each market in which the Registrant's properties are located. Because of the continuing uncertainty of future economic developments in each market, the impact these developments will have on the Registrant's future cash flow and results of operations is uncertain.

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

    The Registrant has taken several actions to generate and conserve cash as discussed below and continues to review and analyze alternative actions. At the same time, the Registrant is seeking to retain value and identify future opportunities for investment. At December 31, 1998, the Registrant had approximately $6.5 million of unrestricted cash, $1.6 million of restricted cash, investment properties with a net book value of approximately $51.9 million, property held for sale of approximately $2.5 million, total non-recourse mortgage debt and secured estimated settlement obligation of approximately $48.7 million and stockholders' equity of approximately $3.1 million. Given the Registrant's desire to increase its liquidity, the Registrant has actively pursued the sale of selected real estate assets in the past, has restructured and refinanced its mortgage debt, and has entered into an agreement with the managing general partner of RCA to limit the Registrant's cash obligations to RCA. The Registrant continues to evaluate various alternatives to improve its liquidity through debt refinancing and the sale of properties which do not fit within its long term strategy. Funds raised in the preceding fashion would be used for tenant improvements and other capital requirements, certain mandatory debt reductions, and possible new investments.

    As of December 31, 1998, the Registrant's mortgage debt had scheduled annual principal maturities as follows (in thousands):

                                                                                  CURRENT
                                                                                 ---------
1999...........................................................................  $   3,312
2000...........................................................................      1,149
2001...........................................................................      2,034
2002...........................................................................      1,304
2003...........................................................................      1,418
Thereafter.....................................................................     39,490
                                                                                 ---------
                                                                                 $  48,707
                                                                                 ---------
                                                                                 ---------

    The 1999 scheduled principal maturities of $3,312,000 includes the $2,258,000 liability related to the reimbursement obligation which was repaid in January 1999, as previously discussed in Item 3, Legal Proceedings. The Registrant is also obligated to fund reserves for building, tenant improvements and leasing commissions in connection with its mortgage loans on Walnut Creek Executive Park, North Tucson Business Center, and South Bay Office Tower. Scheduled funding under the various mortgage loan agreements over the twelve months ending December 31, 1999, amounts to approximately $597,000.

    The Registrant's Board of Directors approved the sale of 300,000 shares of Series 1 Convertible Preferred Stock ("Preferred Stock") to GEM Value/PGP, L.L.C. (GEM), an affiliate of GEM Value Fund, L.P. Proceeds from the sale of the Preferred Stock were approximately $2,889,000, net of issuance costs of $111,000. These funds are currently being held in short-term investments pending potential future acquisitions, reduction of debt obligations and/or other capital expenditures.

    On March 31, 1998 the Registrant completed the repurchase of the 1,000,000 outstanding warrants to purchase 1,000,000 shares of the Registrant's common stock at an exercise price of $2.875 per share from Citicorp Real Estate, Inc. (Citicorp), for $1,000,000. As a result of this transaction, the Registrant has recorded the difference betwwen the carrying value of the warrants and the net purchase price, which amounted to $883,000, as additional paid-in-capital in the Registrant's Consolidated Balance Sheet as of December 31, 1998.

    The Registrant's minority, general (non-managing) and limited partnership interests in RCA represent significant potential financial exposure. This exposure includes, and may not be limited to, the potential tax liability associated with the Registrant's negative tax basis, the joint and several guarantees provided by the Registrant to the mortgage lender on Rincon Center Phase Two and the master lessor on Rincon Center Phase One, and the potential tax liability that would exist from the cancellation of debt in connection with a possible debt restructuring. Additionally, RCA's managing general partner agreed to advance funds to RCA on behalf of the Registrant on an unsecured non-recourse basis, subject to interest at the prime rate plus 2% and certain fees (principal, unpaid interest and fees are collectively referred to as the RCA Advances). As indicated previously, RCA's managing general partner is seeking to void the letter agreement under which these loans were made and is also seeking restitution of the loans advanced. The RCA Advances amount to $8,525,000 at December 31, 1998, and are not recorded by the Registrant since
(i) the RCA Advances are only required to be repaid from the Registrant's share of future distributions from RCA, if any, (ii) the Registrant has no intention or legal obligation to repay the RCA Advances other than from its share of distributions from RCA, if any, and (iii) the Registrant does not anticipate any material cash distributions by RCA in the foreseeable future. The managing general partner of RCA is currently in negotiations to refinance the debt on Rincon Center Phases One and Two as more fully described in Note 2 to the Registrant's Consolidated Financial Statements. The proposed refinancing is subject to a number of conditions and approvals among the parties involved in the refinancing. The managing general partner of RCA and the Registrant can make no assurances that the refinancing will be completed.

    Except as described above, at December 31, 1998, the Registrant's material capital expenditures over the next twelve months and beyond are expected to be funded from restricted cash or future cash flow generated by operating activities. Ongoing repair and maintenance expenditures are expected to be funded from cash flow generated by operating activities. Future tenant improvements and leasing commissions will be funded from restricted cash, cash flow generated by operating activities and funds generated from future debt refinancings or property sales, if any.

    The Registrant continued to experience more stabilized operating results in its wholly owned properties during 1998, and, except for RCA, expects this trend to continue. In addition, the completion of certain leasing transactions has continued to reduce the level of vacancy in the Registrant's portfolio and the Registrant is continuing to aggressively pursue new leases on currently available space and renew existing leases as they expire.

YEAR 2000 COMPLIANCE

    The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 compliance issue. As the Year 2000 approaches, such systems may be unable to accurately process certain date-based information. As used by the Registrant, "Year 2000 ready" means that a system will function in the Year 2000 without modification or adjustment, or with a one-time manual adjustment.

    THE REGISTRANT'S STATE OF READINESS. The Registrant utilizes a number of computer software programs and operating systems across its entire organization including applications used in financial business systems and various administrative functions. The Registrant has established an action plan for addressing Year 2000 issues. The Registrant's action plan for addressing Year 2000 compliance issues in its information technology ("IT") and non-IT systems covers four phases: (i) identification of all IT and non-IT systems; (ii) assessment of Year 2000 issues; (iii) repair of IT and non-IT systems, if necessary; and (iv) creation of a contingency plan to address any potential Year 2000 failures. The Registrant is also contacting third parties with which it deals (such as financial institutions and vendors) to evaluate their Year 2000 readiness and determine whether any Year 2000 failure will affect their ability to perform as the Year 2000 approaches and arrives.

    As of December 31, 1998, the Registrant has completed the first two phases of its Year 2000 action plan with respect to its IT systems. The Registrant has identified all of its IT systems, assessed the Year 2000 readiness of these systems (which involved review and testing by internal personnel) and has begun to make necessary repairs. As of December 31, 1998, the Registrant has completed its Year 2000 action plan with respect to its non-IT systems. The Registrant has identified all of its non-IT systems (which are comprised of embedded systems contained in its properties), assessed the Year 2000 readiness of these systems through review and testing and concluded that any failure of these systems to be Year 2000 ready is not reasonably likely to have a material adverse effect on the Registrant's financial condition and results of operations. The Registrant is scheduled to complete all four phases of its Year 2000 initiative with respect to its IT systems no later than June 30, 1999.

    The Registrant has received assurances from a majority of its suppliers and third parties with which it interacts that they have addressed their Year 2000 issues. The Registrant is evaluating these assurances for their adequacy and accuracy and, in cases where the Registrant has not received assurances from third parties, is initiating further mail or phone correspondence. As a general matter, the Registrant is vulnerable to failures by third parties to address their own Year 2000 issues. The Registrant relies heavily upon third parties for utility services, maintenance labor, financial services, building materials and office supplies. There can be no assurance that the Registrant's suppliers and other third parties will adequately address their Year 2000 issues, and any such issues could have a material adverse affect upon the Registrant's financial condition and results of operations.

    COST OF ADDRESSING THE REGISTRANT'S YEAR 2000 ISSUES. The Registrant has not spent a material amount of financial resources to remediate Year 2000 problems and does not anticipate that it will spend a material amount of financial resources to remediate Year 2000 problems in the future. The costs of such remediation will be paid out as part of the Registrant's general and administrative expenses.

    RISKS OF THE REGISTRANT'S YEAR 2000 ISSUES. Based upon the Registrant's assessment and remediation efforts to date, and the planned, normal course-of-business upgrades, management believes that any residual Year 2000 risk is limited to non-material, non-critical business applications and support hardware. No assurance can be given, however, that all of the Registrant's systems will be Year 2000 ready or that non-compliance, if any, will not have a material adverse effect on the Registrant's future liquidity or results of operations or ability to service debt. In addition, the failure to address Year 2000 issues by the Registrant's suppliers and other third parties with which it interacts could have a material adverse effect upon the Registrant's financial condition and results of operations.

    THE REGISTRANT'S CONTINGENCY PLANS. The Registrant's Year 2000 action plan calls for the Registrant to develop a Year 2000 contingency plan. The Registrant will develop such a plan if the results of its Year 2000 action plan identify risks of a Year 2000 failure.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    The information called for by Part III will be included in an amendment to this Form 10-K, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The following financial statements and supplementary financial information are filed as part of this report:

FINANCIAL STATEMENTS OF THE REGISTRANT                                                                      PAGES
--------------------------------------------------------------------------------------------------------  ---------

Consolidated Balance Sheet as of December 31, 1998 and 1997.............................................         23

Consolidated Statement of Income (Loss) for the three years ended December 31, 1998, 1997 and 1996......         24

Consolidated Statement of Stockholders' Equity (Deficit) for the three years ended December, 1998, 1997
 and 1996...............................................................................................         25

Consolidated Statement of Cash Flows for the three years ended December 31, 1998, 1997 and 1996.........      26-27

Notes to Consolidated Financial Statements..............................................................      28-41

Report of Independent Public Accountants................................................................         42

(a) 2. The following financial statement schedule is filed as part of this report:

Schedule III--Real Estate and Accumulated Depreciation as of December 31, 1998..........................      43-44

    All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or in the Notes thereto.

(a) 3.  Exhibits

        This section to be completed by amendment.

21.     Subsidiaries of the Registrant                                                                            45

(b)     The Registrant filed a Form 8-K dated April 9, 1998, to report the Warrant Repurchase
        Agreement entered into as of March 31, 1998.

        The Registrant filed a Form 8-K dated September 29, 1998, reporting the issuance of Series
        1 Convertible Preferred Stock under Item 5.

        The Registrant filed a Form 10-K/A for the year ended December 31, 1997, dated April 30,
        1998, reporting under Items 10 through 13.

        The Registrant filed a Form S-4 dated November 10, 1998.

        The Registrant filed Form S-4/A (Amendment No. 1) dated December 31, 1998.

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

Dated: March 10, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                      TITLE                    DATE
------------------------------ --------------------------  -------------------

                               Director, President and
        RAYMOND V. MARINO        Chief Executive Officer
------------------------------   and Chief Financial         March 10, 1999
        Raymond V. Marino        Officer

        MELANIE L. ADKINS      Controller--Corporate
------------------------------   (Principal Accounting       March 10, 1999
        Melanie L. Adkins         Officer)

        NEIL C. MARCK          Controller--Management
------------------------------   Company (Principal          March 10, 1999
        Neil C. Marck            Accounting Officer)

        STEVEN A. CALABRESE
------------------------------ Director                      March 10, 1999
        Steven A. Calabrese

        MARK D. GROSSI
------------------------------ Director                      March 10, 1999
        Mark D. Grossi

        LAWRENCE B. HELZEL
------------------------------ Director                      March 10, 1999
        Lawrence B. Helzel

        CHRISTOPHER L. JARRATT
------------------------------ Director                      March 10, 1999
        Christopher L. Jarratt

        RICHARD M. OSBORNE
------------------------------ Director                      March 10, 1999
        Richard M. Osborne

        MARTIN S. ROHER
------------------------------ Director                      March 10, 1999
        Martin S. Roher

                        PACIFIC GATEWAY PROPERTIES, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1998 AND 1997
                            AND FOR THE YEARS ENDED
                        DECEMBER 31, 1998, 1997 AND 1996

                        PACIFIC GATEWAY PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEET

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                AS OF DECEMBER 31,
                                                                                              --------------------
                                                                                                   1998       1997
                                                                                              ---------  ---------
ASSETS
Cash and cash equivalents...................................................................  $   6,535  $   2,065
Restricted cash.............................................................................      1,573      1,746
Accounts receivable.........................................................................        148        112
Other current assets........................................................................         82        140
Investment properties:
  Land......................................................................................      9,137      9,631
  Buildings.................................................................................     46,008     49,665
  Building and other improvements...........................................................     12,993     11,360
                                                                                              ---------  ---------
    Subtotal investment properties..........................................................     68,138     70,656
  Less-accumulated depreciation.............................................................    (16,205)   (16,431)
                                                                                              ---------  ---------
    Investment properties, net..............................................................     51,933     54,225
                                                                                              ---------  ---------
Property held for sale, net of accumulated depreciation and reserve for write-down to net
  realizable value of $2,733 at December 31, 1998...........................................      2,480         --
Deferred tax asset..........................................................................     10,216      8,203
Capitalized loan costs, net of accumulated amortization of $233 and $134 at December 31,
  1998 and 1997, respectively...............................................................        743        818
Capitalized lease commissions, rent concessions and other deferred costs, net of accumulated
  amortization of $1,455 and $1,476 at December 31, 1998 and 1997, respectively.............      1,841      1,402
                                                                                              ---------  ---------
        Total assets........................................................................  $  75,551  $  68,711
                                                                                              ---------  ---------
                                                                                              ---------  ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................................................  $     879  $   1,109
Accrued payroll, property and sales taxes...................................................        117        195
Accrued interest on debt....................................................................        811        385
Unearned rental revenue.....................................................................        413        286
Tenant security deposits....................................................................      1,233        703
Debt related to investment properties.......................................................     48,707     47,402
Deferred tax liability......................................................................     20,274     17,983
                                                                                              ---------  ---------
      Total liabilities.....................................................................     72,434     68,063
                                                                                              ---------  ---------
Stockholders' equity:
Common stock $1.00 par value--
  Authorized--10,000,000 shares; Issued--4,052,090 and 4,018,150 shares at December 31, 1998
  and 1997, respectively....................................................................      4,052      4,018
Series 1 Convertible Preferred Stock $1.00 par value, $3,000,000 preference in liquidation:
  Authorized and issued--300,000 shares.....................................................      2,889         --
Paid-in-deficit.............................................................................     (8,968)   (10,023)
Retained earnings...........................................................................      7,181      6,800
Treasury stock, at cost--118,554 common shares at December 31, 1998 and December 31, 1997...     (2,037)    (2,037)
Warrants for common stock...................................................................         --      1,890
                                                                                              ---------  ---------
      Total stockholders' equity............................................................      3,117        648
                                                                                              ---------  ---------
        Total liabilities and stockholders' equity..........................................  $  75,551  $  68,711
                                                                                              ---------  ---------
                                                                                              ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.

                    CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                        1998       1997       1996
                                                                                   ---------  ---------  ---------
INVESTMENT PROPERTIES:
  Rental revenues................................................................  $  16,528  $  13,721  $  11,011
  Operating expenses.............................................................     (6,340)    (5,955)    (5,468)
  Interest expense...............................................................     (4,300)    (4,058)    (4,092)
  Depreciation and amortization..................................................     (3,684)    (3,109)    (2,632)
                                                                                   ---------  ---------  ---------
    Investment properties income (loss)..........................................      2,204        599     (1,181)
                                                                                   ---------  ---------  ---------
HOTEL PROPERTY:
  Revenues.......................................................................         --         --      6,111
  Operating expenses.............................................................         --        (93)    (4,695)
  Interest expense...............................................................         --         --       (403)
  Depreciation and amortization..................................................         --         --         --
                                                                                   ---------  ---------  ---------
    Hotel property income (loss).................................................         --        (93)     1,013
                                                                                   ---------  ---------  ---------
INVESTMENT IN PARTNERSHIP:
  Reversal of debt related to investment in RCA..................................         --         --      2,940
                                                                                   ---------  ---------  ---------
    Investment in partnership....................................................         --         --      2,940
                                                                                   ---------  ---------  ---------
General and administrative expenses..............................................     (1,360)    (1,250)    (1,603)
Other income (expense)...........................................................        196        192        540
                                                                                   ---------  ---------  ---------
  Income (loss) before settlement obligation, property transactions, income taxes
    and extraordinary item.......................................................      1,040       (552)     1,709
Provision for settlement of reimbursement obligation.............................        (58)    (2,200)        --
Gain on sale of real estate assets, net..........................................         --         --     16,714
                                                                                   ---------  ---------  ---------
Income (loss) before income taxes and extraordinary items........................        982     (2,752)    18,423
Income tax (provision) benefit...................................................       (389)     1,026     (7,835)
                                                                                   ---------  ---------  ---------
Income (loss) before extraordinary items.........................................        593     (1,726)    10,588
Extraordinary gain from extinguishment of debt...................................         --         --        766
                                                                                   ---------  ---------  ---------
  Net income (loss)..............................................................  $     593  $  (1,726) $  11,354
                                                                                   ---------  ---------  ---------
Preferred dividends..............................................................        (15)        --         --
                                                                                   ---------  ---------  ---------
Net income (loss) available to common stockholders...............................  $     578  $  (1,726) $  11,354
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Income (loss) per common share, basic:
  Income (loss) before extraordinary items.......................................  $    0.15  $   (0.44) $    2.72
  Extraordinary items............................................................         --         --       0.20
                                                                                   ---------  ---------  ---------
    Net income (loss) available to common stockholders...........................  $    0.15  $   (0.44) $    2.92
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Income (loss) per common share, diluted:
  Income (loss) before extraordinary items.......................................  $    0.14  $   (0.44) $    2.58
  Extraordinary items............................................................         --         --       0.19
                                                                                   ---------  ---------  ---------
    Net income (loss) available to common stockholders...........................  $    0.14  $   (0.44) $    2.77
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                       SERIES 1
                                                      CONVERTIBLE                                         WARRANTS
                                          COMMON       PREFERRED    PAID-IN-    RETAINED     TREASURY    FOR COMMON
                                           STOCK         STOCK       DEFICIT    EARNINGS       STOCK        STOCK       TOTAL
                                        -----------  -------------  ---------  -----------  -----------  -----------  ---------
Balance at December 31, 1995..........   $   4,011     $      --    $ (10,222)  $  (2,828)   $  (2,037)   $   1,890   $  (9,186)
  Net income..........................          --            --           --      11,354           --           --      11,354
                                        -----------       ------    ---------  -----------  -----------  -----------  ---------
Balance at December 31, 1996..........   $   4,011     $      --    $ (10,222)  $   8,526    $  (2,037)   $   1,890   $   2,168
  Net loss............................          --            --           --      (1,726)          --           --      (1,726)
  Issuance of common stock from
    exercise of stock options.........           7            --           15          --           --           --          22
  Return of profit from shareholder
    short-swing sale..................          --            --          184          --           --           --         184
                                        -----------       ------    ---------  -----------  -----------  -----------  ---------
Balance at December 31, 1997..........   $   4,018     $      --    $ (10,023)  $   6,800    $  (2,037)   $   1,890   $     648
  Net income..........................          --            15           --         578           --           --         593
  Dividend payment....................          --           (15)          --        (197)          --           --        (212)
  Repurchase of warrants..............          --            --          883          --           --       (1,890)     (1,007)
  Issuance of 300,000 shares of
    preferred stock...................          --         2,889           --          --           --           --       2,889
  Tax benefit from exercise of stock
    options...........................          --            --          104          --           --           --         104
  Issuance of common stock from
    exercise of stock options.........          34            --           65          --           --           --          99
  Return of profit from shareholder
    short-swing sale..................          --            --            3          --           --           --           3
                                        -----------       ------    ---------  -----------  -----------  -----------  ---------
Balance at December 31, 1998..........   $   4,052     $   2,889    $  (8,968)  $   7,181    $  (2,037)   $      --   $   3,117
                                        -----------       ------    ---------  -----------  -----------  -----------  ---------
                                        -----------       ------    ---------  -----------  -----------  -----------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                             FOR THE YEAR ENDED
                                                                                                DECEMBER 31,
                                                                                       -------------------------------
                                                                                            1998       1997       1996
                                                                                       ---------  ---------  ---------
Cash flow from operating activities:
  Net income (loss)..................................................................  $     593  $  (1,726) $  11,354
  Non-cash revenues and expenses included in net income (loss):
    Depreciation and amortization....................................................      3,684      3,109      2,632
    Provision for settlement of reimbursement obligation.............................         58      2,200         --
    Gain on sale of real estate assets, net..........................................         --         --    (16,714)
    Reversal of debt related to investment in RCA....................................         --         --     (2,940)
    Extraordinary items..............................................................         --         --       (766)
    Deferred taxes, net..............................................................        278     (1,049)     7,146
Changes in assets and liabilities:
  Accounts receivable and other current assets.......................................         22        927         89
  Accounts payable and other current liabilities.....................................        775      1,187     (1,290)
                                                                                       ---------  ---------  ---------
NET CASH GENERATED BY (USED IN) OPERATING ACTIVITIES.................................      5,410      4,648       (489)
                                                                                       ---------  ---------  ---------
Cash flow from investing activities:
  Additions to building and other improvements, capitalized lease commissions, rent
    concessions and other deferred costs.............................................     (4,176)    (4,161)    (1,876)
  Acquisition of investment properties...............................................         --    (10,797)        --
  Proceeds from sale of properties...................................................         --         --     39,432
                                                                                       ---------  ---------  ---------
NET CASH GENERATED BY (USED IN) INVESTING ACTIVITIES.................................     (4,176)   (14,958)    37,556
                                                                                       ---------  ---------  ---------
Cash flow from financing activities:
  Borrowings under debt related to investment properties.............................      4,273      2,112     14,300
  Payments on debt...................................................................     (3,026)      (835)   (38,460)
  Payment of loan costs and fees.....................................................        (60)      (236)      (450)
  Repurchase of warrants.............................................................     (1,007)        --         --
  Proceeds from sale of preferred stock, net of issuance costs.......................      2,889         --         --
  Payment of dividends...............................................................       (212)        --         --
  Proceeds from stock options exercised..............................................         99         22         --
  Tax benefit from exercise of stock options.........................................        104         --         --
  Proceeds from shareholder short-swing sale.........................................          3        184         --
  (Increase) decrease in restricted cash.............................................        173      8,229     (9,734)
                                                                                       ---------  ---------  ---------
NET CASH GENERATED BY (USED IN) FINANCING ACTIVITIES.................................      3,236      9,476    (34,344)
                                                                                       ---------  ---------  ---------
Increase (decrease) in cash and cash equivalents.....................................      4,470       (834)     2,723
Balance at beginning of year.........................................................      2,065      2,899        176
                                                                                       ---------  ---------  ---------
Balance at end of year...............................................................  $   6,535  $   2,065  $   2,899
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
SUPPLEMENTARY DISCLOSURES:
  Cash paid for interest.............................................................  $   3,791  $   3,673  $   4,495
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
  Cash paid for taxes................................................................  $       1  $      --  $     510
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
  Non-cash transactions:
  Portion of acquisition of investment properties funded by assumption of mortgage
    debt.............................................................................  $      --  $  10,203  $      --
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
  Increase in debt related to investment properties in connection with reimbursement
    obligation.......................................................................  $      58  $   2,200  $      --
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
  Reduction of debt related to investment properties due to Statement of Accounting
    Standards No. 15.................................................................  $      --  $      --  $     956
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
  Decrease in paid-in-deficit from repurchase of warrants............................  $     883  $      --  $      --
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

    Pacific Gateway Properties, Inc., ("the Company") is a New York corporation formed in 1984 for the purpose of investing and managing income producing real estate. The Company's overall business plan has been to assemble a substantial portfolio of income producing properties. The Company historically focused its property acquisitions in four markets: Northern California, Arizona, Florida and Massachusetts. The Company's long-term objectives continue to be maximizing net cash flow from operations and achieving growth through appreciation of asset values. The current strategic plan of the Company is to focus on real estate investments on the West Coast with a specific emphasis on the San Francisco Bay Area. The current investment emphasis is on commercial properties which require aggressive management and leasing in order to maximize their potential. This strategy is influenced by the following factors: (1) the Company's current property portfolio is concentrated on the West Coast; and (2) the Company believes that geographic concentration will create operational efficiencies.

PRINCIPLES OF CONSOLIDATION

    The Company's Consolidated Financial Statements include the accounts of the Company and all wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. The investment in RCA in which the Company has a 22.8% partnership interest and has no management control, is accounted for using the equity method.

REVENUE RECOGNITION

    Rental revenues are recognized on a straight-line basis over the term of occupancy in accordance with the provisions of the leases.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash, commercial paper and money market accounts, all of which have original maturities of three months or less.

RESTRICTED CASH

    As of December 31, 1998, restricted cash is comprised of the following (in thousands):

Capital, tenant improvement and lease commission reserves...........  $     824
Security deposits from certain tenants..............................        485
Debt service, property tax and insurance reserves...................        264
                                                                      ---------
Total...............................................................  $   1,573
                                                                      ---------
                                                                      ---------

INVESTMENT PROPERTIES, PROPERTY HELD FOR SALE, AND OTHER DEFERRED COSTS

    Land, buildings and improvements are recorded at cost. Depreciation on investment properties is provided using the straight-line method over estimated useful lives ranging from 10 to 40 years. At December 31, 1998, the Company had classified the 410 First Avenue property as held for sale. This property was sold in January 1999 as further discussed in Note 2.

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following table summarizes the condensed results of operations of the property held for disposition for the years ended December 1998, 1997, and 1996 (in thousands):

                                                                       1998        1997       1996
                                                                  ---------  ----------  ---------
Rental revenues.................................................  $     301  $      302  $     223
Operating expenses..............................................         96          44         25
Interest expense................................................        414         226         --
Depreciation and amortization...................................         11          78        155
Provision for reimbursement obligation..........................         58       2,200         --
                                                                  ---------  ----------  ---------
Investment property income (loss)...............................  $    (278) $   (2,246) $      43
                                                                  ---------  ----------  ---------
                                                                  ---------  ----------  ---------

    Capitalized loan costs consist of loan fees, legal, accounting, engineering, appraisal, and other costs associated with financings and are amortized using the straight-line method over the primary term of related debt instrument. Lease commissions and rent concessions are amortized over the term of the lease. The remaining deferred costs are amortized using the straight-line method over the estimated useful life of the asset to which they relate. Repairs and maintenance are charged to expense as incurred.

    The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when expected cash flows (not discounted) are less than the carrying value of the asset. Measurement of impairment is based upon the fair value of the asset.

INCOME TAXES

    The Company accounts for taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, deferred taxes are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the statutory marginal tax rate.

GAIN ON SALE OF REAL ESTATE ASSETS, NET

    Gain on sale of real estate assets consists of the following (in thousands):

                                                                    1998       1997       1996
                                                               ---------  ---------  ---------
Radisson Suites Hotel........................................  $      --  $      --  $   5,814
Village Commons Shopping Center..............................  $      --  $      --     10,900
                                                               ---------  ---------  ---------
Total........................................................  $      --  $      --  $  16,714
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

EARNINGS PER SHARE

    Basic earnings per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. Outstanding warrants and stock options enter into the weighted average shares outstanding when computing diluted earnings per share

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) using the Treasury Stock Method. The number of weighted average common shares and potential common shares used in the earnings per share calculations are as follows:

                                                              1998          1997          1996
                                                      ------------  ------------  ------------
Basic...............................................     3,916,612     3,893,133     3,892,596
Stock options, warrants and convertible stock.......       187,166            --       207,504
                                                      ------------  ------------  ------------
Diluted.............................................     4,103,778     3,893,133     4,100,100
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

    In 1997, due to the Company's loss position, the inclusion of stock options and warrants would have been anti-dilutive, and accordingly the number of outstanding shares used in calculating basic and diluted earnings per share for that year are the same.

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

2. REAL ESTATE PARTNERSHIP INVESTMENTS

RINCON CENTER ASSOCIATES PARTNERSHIP (RCA)--SAN FRANCISCO, CALIFORNIA

    The Company owns general (non-managing) and limited partnership interests in RCA totaling approximately 22.8% and, subject to the funding agreement entered into with RCA's managing general partner, Perini Land & Development Company (a wholly owned subsidiary of Perini Corporation), discussed below, is responsible for 20% of cash requirements in excess of available financing. The Company's minority, general (non-managing) and limited partnership interests in RCA represent significant potential financial exposure. This exposure includes, and may not be limited to, the potential tax liability associated with the Company's negative tax basis, the joint and several guarantees provided by the Company to the mortgage lender on Rincon Center Phase Two and the master lessor on Rincon Center Phase One, and the potential tax liability that would exist from the cancellation of debt in connection with a possible debt restructuring. Except for the provision for settlement of reimbursement obligation and deferred income tax liabilities related to the tax that would result from any gain recognized from the

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

2. REAL ESTATE PARTNERSHIP INVESTMENTS (CONTINUED)
Company's negative tax basis in its partnership interest, the accompanying financial statements do not include any adjustments for these uncertainties.

    RCA sold Rincon Center Phase One to Chrysler MacNally Corporation (Chrysler) in June 1988; subsequently, RCA leased the property back under a master lease which is treated as an operating lease for financial reporting purposes. In July 1993, Chrysler completed a refinancing of Rincon Center Phase One. The maturity date of this debt was July 1, 1998. Payments under the master lease agreement may be adjusted to reflect adjustments in the rate of interest payable by Chrysler on the Rincon Center Phase One debt. The master lease also permits Chrysler to put the property back to RCA at stipulated prices beginning January 1998 if long-term financing meeting certain conditions is not obtained. As of January 1, 1998, no new long term financing commitment had been secured although negotiations with the current lender were in progress. In order to allow those discussions to continue, Chrysler agreed to temporarily delay the enforcement of the purchase requirements. RCA can make no assurances about the outcome of these negotiations. As a result of the current loan negotiations, RCA has written-down the carrying value of the assets related to this segment of the property by $17,150,000 in 1997 to the estimated net realizable value. On June 30, 1997, RCA filed a lawsuit against Chrysler in Superior Court in the State of California, County of San Francisco. The lawsuit's primary cause of action alleges that Chrysler has breached the master lease and a certain letter agreement because the rent payments due from RCA after the 1993 refinancing of Rincon Center Phase One, resulted in an increase in Chrysler's after tax rate of return from rent payments. The lawsuit states that such excessive rent recalculations directly contravene both the letter and the spirit of the master lease.

    In September 1993, RCA completed a refinancing of Rincon Center Phase Two with Citibank. The residential portion of Rincon Center Phase Two is being financed with redevelopment bonds from the Redevelopment Agency of the City and County of San Francisco, California, which are due December 1, 2006. The bonds are secured by an irrevocable letter-of-credit issued by Citibank in the name of RCA. In the event that drawings are made on the letter-of-credit, RCA has agreed to reimburse Citibank for such drawings pursuant to the terms of the Reimbursement Agreement which is secured by a deed of trust on Rincon Center Phase Two and other guarantees. During 1997, the irrevocable letter-of-credit was due to expire. RCA is currently in negotiations with Citibank to extend the letter-of-credit and no assurances can be made about the outcome of this negotiation. Currently, the letter-of-credit has been extended to May 1, 1999.

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

    The letter-of-credit for $3.65 million was drawn by Citibank prior to its expiration date of June 23, 1997. Citibank is currently holding the $3.65 million in a separate restricted account on behalf of RCA and has not applied said funds to any outstanding debt of RCA. The Issuing Bank made a demand on the Company to reimburse them for the $3.65 million drawn on the letter-of-credit and also notified the Company it is in default with respect to the reimbursement obligation. In accordance with generally

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

2. REAL ESTATE PARTNERSHIP INVESTMENTS (CONTINUED) accepted accounting principles, effective June 30, 1997, the Company recorded a "provision for settlement of reimbursement obligation" in the amount of $2.2 million to provide for the ultimate settlement of the reimbursement obligation. On or about August 18, 1997, the Issuing Bank commenced an action against the Company in the Land Court Department of the Trial Court of Massachusetts (the Land Court), to obtain a conditional judgment in the full amount of the Company's indebtedness to the Issuing Bank. The Company filed a complaint against the Issuing Bank on November 21, 1997 in the Superior Court Department of the Trial Court of the Commonwealth of Massachusetts (the Superior Court) seeking damages, equitable relief and a jury trial for causes of action flowing from the Issuing Bank's conduct regarding the letter of credit.

    The Company and the Issuing Bank settled the Land and Superior Court actions on January 15, 1999. Pursuant to the terms of a mutual release and settlement agreement, the Company paid the Issuing Bank the sum of $4.2 million and released the Issuing Bank from all claims raised in the Superior Court action. The Issuing Bank, meanwhile, executed discharges of mortgage and rent assignment, and released the Company from all claims raised in the Land Court action. Concurrent with the mutual release and settlement between the Company and the Issuing Bank, the Company closed on the sale of the 410 First Avenue property on January 20, 1999, for approximately $3,950,000. In connection with this property disposition, the Company recorded a provision of approximately $58,000 in its 1998 Consolidated Statement of Income (Loss). The net proceeds from the sale were utilized to partially fund the $4.2 million settlement with the Issuing Bank.

    In 1996, the Company ceased recording any activity related to its interest in RCA because (i) it had previously written-down its equity investment in and loans to RCA to zero in 1995 and (ii) the Company currently has no obligation, prospects or plans to invest further in or on behalf of RCA.

    In 1993, the Company entered into an agreement with RCA's managing general partner whereby such managing general partner agreed to advance funds to RCA on behalf of the Company on an unsecured non-recourse basis, subject to interest at prime plus 2% and certain annual fees (principal, unpaid interest and fees are collectively referred to as the RCA Advances). This agreement does not reduce the level of the Company's general and limited partnership interests in RCA. The RCA Advances are only required to be repaid from the Company's share of future distributions from RCA, if any. During 1996, the Company recorded a credit to income ("Reversal of Debt Related to Investment in RCA" on the Company's Consolidated Statement of Income (Loss)) to eliminate the previously recorded liability for the RCA Advances of $2,940,000. During 1998, 1997 and 1996, RCA incurred net losses of approximately $18,164,000, $37,923,000 and $16,451,000, respectively. The RCA Advances amount to $8,525,000 at December 31, 1998 and as noted above, are not recorded on the Company's consolidated financial statements since (i) the RCA Advances are only required to be repaid from the Company's share of future distributions from RCA, if any,(ii) the Company has no intention or legal obligation to repay the RCA Advances other than from its share of distributions from RCA, if any, and (iii) the Company does not anticipate any material cash distributions by RCA in the foreseeable future.

    During 1997, the Company asserted certain claims against RCA for payment to the Company by RCA for leasing services provided to RCA by the Company during 1996. The Company has not accrued for such claims pending resolution of this matter with RCA's managing general partner.

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

2. REAL ESTATE PARTNERSHIP INVESTMENTS (CONTINUED)
    Summary financial statement data for RCA is as follows (in thousands):

                   AS OF DECEMBER 31,                                        1998         1997
                                                                      -----------  -----------
Investment properties, net..............................              $   109,320  $   107,045
Other assets............................................                    2,734        6,857
                                                          ----------  -----------  -----------
                                                                      $   112,054  $   113,902
                                                          ----------  -----------  -----------
                                                          ----------  -----------  -----------
Debt....................................................              $    45,788  $    49,228
Amounts due to partners.................................                  201,118      185,208
Other liabilities.......................................                   16,569       12,723
Partners' deficit.......................................                 (151,421)    (133,257)
                                                                      $   112,054  $   113,902
                                                          ----------  -----------  -----------
                                                          ----------  -----------  -----------


            FOR THE YEAR ENDED DECEMBER 31,                     1998         1997         1996
                                                          ----------  -----------  -----------
Revenue.................................................  $   19,032  $    16,772  $    20,705
                                                          ----------  -----------  -----------
Expenses:
    Operating and lease expenses........................      19,826       19,429       18,519
    Provision for write-down of note receivable.........          --       17,150           --
    Financing...........................................      14,664       15,017       14,712
    Depreciation and amortization.......................       2,706        3,099        3,925
                                                          ----------  -----------  -----------
                                                              37,196       54,695       37,156
                                                          ----------  -----------  -----------
                                                          ----------  -----------  -----------
Net loss                                                  $  (18,164) $   (37,923) $   (16,451)
                                                          ----------  -----------  -----------
                                                          ----------  -----------  -----------

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

3. DEBT

    As of December 31, 1998 and 1997, the Company had the following debt related to investment properties outstanding (in thousands):

                                                                               1998       1997
                                                                          ---------  ---------
South Bay Office Tower, interest fixed at 8.66%, due January 2007.......  $   9,228  $   9,348
Walnut Creek Executive Park, interest fixed at 7.85%, due June 2005.....     18,531     19,002
Weston Office Building, interest fixed at 8.45%, due October 2001.......        918        959
North Tucson Business Center, interest fixed at 9.62%, due October
  2006..................................................................      3,757      3,801
West Valley Executive Park (4000-4040 buildings), interest fixed at
  9.13%, due June 2005..................................................      9,759     10,000
West Valley Executive Park (4050 building), interest at 8.375% as of
  December 31, 1998 (floating rate of 3% over the one year treasury bond rate adjustable every six months),
  due July 2008.........................................................      1,567         --
930 Montgomery Street, interest at 8.375% as of December 31, 1998
  (floating rate of 3% over the one year treasury bond rate adjustable
  every six months), due September 2008.................................      2,689      2,092
410 First Avenue (See Note 2)...........................................      2,258      2,200
                                                                          ---------  ---------
                                                                          $  48,707  $  47,402
                                                                          ---------  ---------
                                                                          ---------  ---------

MORTGAGES ON REAL ESTATE

SOUTH BAY OFFICE TOWER

    In December 1996, the Company completed the refinancing of $9.45 million of debt related to South Bay Office Tower. The loan bears interest at 8.66% through maturity and requires fixed monthly payments of $77,000. The loan is amortized over 25 years and matures on January 2007. This loan may be prepaid any time after the first day of the fifth (5th) loan year with a 30-day written notice to the lender. A prepayment consideration of the greater of one percent of the loan balance, or the present value of all remaining payments of principal and interest is payable on the prepayment date. The loan is non-recourse to the Company. Concurrent with the closing, the Company deposited $701,000 with the lender to fund future capital improvements. As of December 31, 1998, $634,000 has been reimbursed to the Company by the lender. Also, the loan requires an additional $22,100 per month to be deposited for future tenant improvements and leasing commissions until the reserve equals a maximum of $668,000. The portion of reserves funded and unspent through December 31, 1998, including interest, amounted to approximately $216,000 and is classified as restricted cash on the Company's Consolidated Balance Sheet.

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

3. DEBT (CONTINUED)
WALNUT CREEK EXECUTIVE PARK

    In June 1995, the Company completed the refinancing of $20,000,000 of debt related to Walnut Creek Executive Park. The loan carries a 7.85% annual interest rate until maturity with fixed monthly payments of approximately $162,000. The loan is amortized over 20 years and matures on June 2005. The loan has a prepayment penalty and is non-recourse to the Company. In addition, the loan requires the Company to fund a reserve for future tenant improvements of $17,600 per month through month sixty-eight (68) of the loan or until the reserve, including interest, reaches a balance of $1,000,000. The balance of the reserve as of December 31, 1998, including interest, amounted to approximately $546,000 and is classified as restricted cash on the Company's Consolidated Balance Sheet.

WESTON OFFICE BUILDING

    In October 1996, the Company completed the refinancing of $1,000,000 of debt related to Weston Office Building in Florida. The loan carries an 8.45% annual interest rate until maturity with fixed monthly payments of approximately $9,800. The loan is amortized over 15 years and matures on October 2001. The loan has no prepayment penalty. This loan is an obligation of a subsidiary of the Company and the Company has provided a guarantee of the lessor of $500,000 or 50% of the outstanding loan balance.

NORTH TUCSON BUSINESS CENTER

    In September 1996, the Company completed the refinancing of $3,850,000 of debt related to North Tucson Business Center in Arizona. The loan carries a 9.62% annual interest rate until maturity with fixed monthly payments of approximately $34,000. The loan is amortized over 25 years and matures on October 2006. The loan is non-recourse to the Company. Concurrent with the closing, the Company deposited $40,800 with the lender to fund future tenant improvements and leasing commissions during the term of the loan. The loan also requires an additional $3,400 per month to be deposited for future tenant improvements and leasing commissions and $1,100 per month to be deposited in a replacement reserve during the term of the loan. In addition, the Company is required to fund a debt service reserve of $8,200 per month until $295,000 has been funded. The debt service, tenant improvement and leasing commission reserves may be reduced if certain tenant renewals occur. The portion of the reserves funded and unspent through December 31, 1998, including interest, amounted to approximately $283,000 and is classified as restricted cash on the Company's Consolidated Balance Sheet.

WEST VALLEY EXECUTIVE PARK

    In connection with the January 17, 1997 acquisition of this property, the Company assumed approximately $10,203,000 in non-recourse mortgage debt related to buildings 4000-4040 at West Valley Executive Park in San Jose, California. The loan carries a 9.13% annual interest rate until maturity with fixed monthly payments of approximately $95,300. The loan is amortized over 20 years and matures on June 2005. The debt continues to be assumable and is subject to a prepayment penalty if paid off prior to July 1, 2000.

    In June 1998, the Company completed the financing of $1,575,000 of mortgage debt from Redwood Bank related to the 4050 Moorpark building at West Valley Executive Park. The new loan carries a variable

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

3. DEBT (CONTINUED)
interest rate of 2.875% over the one year treasury bond rate, adjustable semi-annually (8.375% at December 31, 1998). The loan has fixed monthly payments of approximately $12,500. The loan is amortized over 25 years and matures on July 2008. This debt is nonrecourse and can be prepaid at any time without a penalty. This debt contains a cross default provision with the loan on the Company's 930 Montgomery Street property in San Francisco, California.

930 MONTGOMERY STREET

    In July 1998, the Company completed the refinancing of $2,076,000 of mortgage debt from Redwood bank related to its 930 Montgomery Street property in San Francisco, California. The new loan of $2,697,500 carries a variable interest rate of 2.875% over the one year treasury bond rate, adjustable semi-annually (8.375% at December 31, 1998). The loan has fixed monthly payments of approximately $21,500. The loan is amortized over 25 years and matures on September 2008. This debt is nonrecourse and can be prepaid at any time without a penalty. This debt contains a cross default provision with the loan on the Company's 4050 Moorpark building at West Valley Executive Park property in San Jose, California.

410 FIRST AVENUE

    See Note 2 to the Consolidated Financial Statements for discussion of the $2,258,000 estimated settlement obligation.

CORPORATE DEBT

    In December 1993, the Company completed a restructuring of its non-revolving line-of-credit, letter-of-credit, unsecured bonds, and certain mortgages. This debt was paid in full in 1996 using the proceeds from the sale of the Radisson Suites Hotel.

    In connection with this restructuring, the Company issued to Citicorp Real Estate, Inc. (Citicorp) warrants to acquire up to two million shares of the Company's common stock at an exercise price of $2.875 per share. One million of the warrants were canceled leaving one million exercisable warrants outstanding, which the Company recorded in the stockholders' equity section of the Company's Consolidated Balance Sheet at a carrying value of $1,890,000.

    On March 31, 1998, the Company completed the repurchase of the 1,000,000 outstanding warrants to purchase 1,000,000 shares of the Company's common stock from Citicorp, for $1,000,000. As a result of this transaction, the Company has recorded the difference between the carrying value of the warrants and the net purchase price, which amounts to $883,000, as additional paid-in-capital in the Company's Consolidated Balance Sheet as of December 31, 1998.

    Statement of Financial Accounting Standards No. 15 required the Company to account for future interest resulting from the debt restructuring using an imputed interest rate versus the stated rates on the Notes A and B. In addition, Citicorp's cancellation of debt of $4 million at the time of the restructuring was effectively amortized for financial reporting purposes. In connection with the retirement of Notes A and B in 1996, the Company recorded an extraordinary gain on extinguishment of debt of $766,000 resulting from the difference in the face value and the amount required to extinguish the debt, net of the write-off of related loan fees.

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

3. DEBT (CONTINUED)
LOAN MATURITIES

    The maturities of debt outstanding as of December 31, 1998, and required minimum principal payments in each of the next five years and thereafter are summarized as follows (in thousands):

                                                                                       CURRENT
                                                                                     ---------
1999...............................................................................  $   3,312
2000...............................................................................      1,149
2001...............................................................................      2,034
2002...............................................................................      1,304
2003...............................................................................      1,418
Thereafter.........................................................................     39,490
                                                                                     ---------
                                                                                     $  48,707
                                                                                     ---------
                                                                                     ---------

    The 1999 scheduled principal maturities of $3,312,000 includes the $2,258,000 liability related to the reimbursement obligation, which was repaid in January 1999, as previously discussed in Note 2.

4. ACQUISITION AND DISPOSITION OF INVESTMENT PROPERTIES

    On January 17, 1997, the Company purchased two properties to complete a tax deferred exchange in accordance with Section 1031 of the Internal Revenue Code, in connection with the sale of the Radisson Suites Hotel. The first acquisition was West Valley Executive Park, a multi-tenant, six building, 165,000 square foot office park in San Jose, California, that was acquired for $17,500,000. The second acquisition was a multi-tenant, 23,000 square foot, six-story steel frame office building located at 930 Montgomery Street, San Francisco, California, for $3,250,000. See Note 3 for discussion of the mortgage debt assumed and borrowed in connection with these acquisitions.

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

    The deferred income tax (provision) benefit represents the tax effect of temporary differences between income (loss) determined for financial reporting and for income tax purposes. As of December 31, 1998, the Company has a tax net operating loss carryover for Federal income tax purposes of approximately $17.2 million, which will expire between 2006 and 2013. The Company has an investment tax credit carryover totaling approximately $1.5 million which will expire between 2000 and 2003. The Company also has an alternative minimum tax credit carryover for Federal income tax purposes of approximately $0.9 million which can be carried forward indefinitely.

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

5. INCOME TAXES (CONTINUED)
    The components of the deferred tax assets and deferred tax liabilities are as follows at December 31, 1998 (in thousands):

                                                                    FEDERAL      STATE      TOTAL
                                                                  ---------  ---------  ---------
Deferred tax assets:
  Net operating loss carryover..................................  $   5,370  $     901  $   6,271
  Tax credits carryover.........................................      2,344         --      2,344
  State deferred tax............................................      1,315         --      1,315
  Unearned rental revenue.......................................        145         37        182
  Stock options exercise........................................         83         21        104
                                                                  ---------  ---------  ---------
                                                                  $   9,257  $     959  $  10,216
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------
Deferred tax liabilities:
  Excess tax depreciation                                         $   4,261  $   1,075  $   5,336
  Excess parnership losses from RCA.............................      9,323      2,351     11,674
  Debt relating to the RCA Advances.............................      2,383        601      2,984
  Straight-line rent............................................        224         56        280
                                                                  ---------  ---------  ---------
                                                                  $  16,191  $   4,083  $  20,274
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    The table below reconciles the difference between the statutory Federal income tax rate and the effective rate in the Company's Consolidated Statement of Income (Loss).

                                                               (PROVISION) BENEFIT PERCENTAGES

                                                                    1998       1997       1996
                                                               ---------  ---------  ---------
Statutory Federal income tax rate............................        (34%)        34%       (34%)
State income tax.............................................         (6)         6         (7)
Taxable items not recognized for financial reporting purposes         --         (3)        --
                                                               ---------  ---------  ---------
Effective tax rate (provision) benefit.......................        (40%)        37%       (41%)
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The components of the (provision) benefit for income taxes were as follows (in thousands):

                                                                    1998       1997       1996
                                                               ---------  ---------  ---------
Federal -- current                                             $      --  $     (17) $    (142)
Federal -- deferred                                                  (81)       992     (5,977)
State -- current                                                      (6)        (6)      (376)
                                                               ---------  ---------  ---------
State -- deferred                                                   (302)        57     (1,340)
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
                                                               $    (389) $   1,026  $  (7,835)
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

6. LESSOR ARRANGEMENTS

    As of December 31, 1998, approximately 881,000 of a total of approximately 920,000 square feet or 96% of the Company's wholly owned commercial space was leased. The terms of the leases generally require tenants to pay base rent plus their proportionate share of certain operating expenses or expense increases. Minimum rental amounts due to the Company pursuant to these operating leases through expiration are as follows (in thousands):

                                                                  CURRENT
                                                                 ---------
1999...........................................................  $  14,711
2000...........................................................     13,857
2001...........................................................     10,098
2002...........................................................      7,075
2003...........................................................      3,599
2004...........................................................      1,642
2005...........................................................      1,128
2006...........................................................      1,006
2007...........................................................        970
2008...........................................................         76
Thereafter.....................................................         --
                                                                 ---------
                                                                 $  54,162
                                                                 ---------
                                                                 ---------

7. STOCK OPTIONS, WARRANTS AND EMPLOYEE BENEFIT PLANS

INCENTIVE STOCK OPTION PLAN

    The Company has two stock option plans, the 1985 Incentive Stock Option Plan (the "1985 Plan") and the 1996 Stock Option Plan (the "1996 Plan"). Under the 1985 Plan, 200,000 shares of the Company's Common Stock were reserved for issuance. This plan provides for options to be granted at fair market value on the date of grant for terms not exceeding ten years. During 1998, options to purchase 19,940 shares were exercised and options to purchase 1,235 shares were canceled. During 1997, options to purchase 4,000 shares were exercised and options to purchase 11,000 shares were canceled. As of December 31, 1998, a total of 21,175 options were outstanding under the 1985 Plan and no additional grants may be made. Of such outstanding options, 15,000 are exercisable in equal cumulative installments over five years beginning in 1993 at the price of $3.13 per share and 6,175 outstanding options are exercisable in equal cumulative installments over five years beginning in 1995 at prices ranging from $3.69 to $4.56 per share.

    Under the 1996 Plan, a total of 200,000 shares of common stock have been reserved for issuance. This plan provides for options to be granted at fair market value on the date of grant for terms not exceeding ten years. During 1996, options to purchase 150,000 shares were granted at an exercise price of $2.56. During 1997, options to purchase an aggregate of 30,000 shares were granted at an exercise price of $4.94. During 1998, options to purchase 45,000 shares were granted at exercise prices ranging from $6.06 to $6.69 per share. During 1997, options to purchase 3,000 shares were exercised, and options to purchase 12,000 shares were canceled. During 1998, options to purchase 14,000 shares were exercised, and options to purchase 21,000 shares were canceled. As of December 31, 1998, a total of 175,000 options were

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

7. STOCK OPTIONS, WARRANTS AND EMPLOYEE BENEFIT PLANS (CONTINUED) outstanding under the 1996 plan. Of such options outstanding under the 1996 Plan, 40,000 were exercisable in 1996, 40,000 were exercisable in 1997, 26,000 were exercisable in 1998, 31,000 are exercisable in 1999, 11,000 are exercisable in 2000, 2001 and 2002, respectively, and 5,000 are exercisable in 2003.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation" (SFAS 123), which establishes financial accounting and reporting standards for stock based compensation plans. As permitted by SFAS 123, the Company will continue to account for these plans under APB Opinion No. 25, under which no compensation expense will be recognized. The additional compensation expense that would have been recorded if the Company had adopted SFAS 123 is $77,000, $39,000, and $25,000 in 1998, 1997 and 1996, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants for October 29, 1998 and March 16, 1998, respectively: expected dividend yield of 2.96% and 3.17%; expected volatility of 47.6% and 46.9%; risk-free interest rates of 4.54% and 5.54%, and expected lives of 10 years for both grants.

    A summary of the status of the Company's two stock option plans and stock warrants at December 31, 1998, 1997, and 1996 and changes during the years then ended is presented in the table below:

                                                                      1998                    1997                  1996
                                                ----------------------------   -------------------   -------------------
                                                                    WEIGHTED              WEIGHTED              WEIGHTED
                                                                     AVERAGE               AVERAGE               AVERAGE
                                                                    EXERCISE              EXERCISE              EXERCISE
                                                      SHARES           PRICE      SHARES     PRICE      SHARES     PRICE
                                                --------------      --------   ---------  --------   ---------  --------
Outstanding at beginning of year.............      1,207,350 *       $2.91     1,207,350*  $2.86     1,182,850*  $2.97
Granted......................................         45,000          6.41        30,000    4.94       150,000    2.56
Exercised....................................        (33,940)         2.79        (7,000)   3.13            --      --
Expired......................................     (1,022,235)*        2.87       (23,000)   2.91      (125,500)   3.58
                                                --------------                 ---------             ---------
Outstanding at end of year...................        196,175         $3.91     1,207,350   $2.91     1,207,350   $2.86
                                                --------------                 ---------             ---------
                                                --------------                 ---------             ---------
Exercisable at end of year...................        125,940                   1,124,410             1,076,940
                                                --------------                 ---------             ---------
                                                --------------                 ---------             ---------
Weighted Average Fair Value of Options
  Granted....................................   $       2.72                   $    3.30             $    1.68
                                                --------------                 ---------             ---------
                                                --------------                 ---------             ---------

------------------------

* Included in this amount are one million warrants related to the 1993 debt restructuring. These warrants were repurchased on March 31, 1998. (See Note 3 to the Consolidated Financial Statements for further discussion.)

401(K) PLAN

    Effective January 1, 1996, the Company adopted a discretionary non-contributory 401(k) Plan. All 401(k) Plan contributions are fully vested. The level of any Company contributions are subject to annual review and approval of the Company's Board of Directors. The Board of Directors approved a 1998 contribution of three percent of qualified employee compensation which amounted to $31,000. A contribution of $27,800 was made in 1997. No contribution was made in 1996.

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

8. PREFERRED STOCK

    An amendment to the Certificate of Incorporation to provide for issuance of 300,000 shares of Series 1 Convertible Preferred Stock, $1.00 par value, (the Preferred Stock) to GEM Value/PGP, L.L.C. (GEM), was approved by unanimous written consent of the Company's Board of Directors on September 10, 1998. Proceeds from the sale of the Preferred Stock to GEM were approximately $2,889,000, net of issuance costs of $111,000. These funds are currently being held in short-term investments pending potential future acquisitions and/or reduction of debt obligations.

    GEM's 300,000 shares of the Preferred Stock are convertible at any time, at the option of the holder, into the Company's common stock on a one for one basis and have the same voting rights as the Company's common stock.

    The Preferred Stock will receive dividends, if any, from the Company's cash flow on a pari passu basis with common shareholders. The agreement with GEM does not require the Company to make any distributions. In the event of a full or partial liquidation of the Company, GEM will be entitled to a liquidation preference of $10.00 per share. GEM also received customary registration rights for the common stock issuable upon conversion of the Preferred Stock.

    In addition, GEM has entered into an agreement with the Company and three entities controlled by the Company's Chairman, Richard Osborne, whereby GEM has a "tag along" right to sell its preferred shares, or common shares if converted, on a pro rata basis with these entities. This right is exercisable should any of the Osborne controlled entities sell cumulatively in excess of 200,000 shares of the Company's common stock. A complete description of the Preferred Stock is set forth in a current report on Form 8-K, filed by the Company on September 28, 1998.

9. PAID-IN-DEFICIT

    On July 16, 1998, the Company received approximately $3,000 in cash from a shareholder as a result of their compliance with the Securities Exchange Act's requirement that profits from the sale of certain securities of a company that were held less than six months by certain officers, directors and principal stockholders must be returned to the company. In accordance with generally accepted accounting principles, the Company recorded such proceeds as a credit to the Company's paid-in-deficit.

    The Company received approximately $184,000 in cash on June 18, 1997 from a shareholder as a return of profit from the sale of certain securities. This amount has been recorded as a credit to the Company's paid-in-deficit.

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following tables set forth unaudited quarterly financial data (in thousands, except per share amounts) for each of the two years ended December 31, 1998 and December 31, 1997:

                                                                                       BY QUARTER
                                                                  -----------------------------------------------------
                              1998                                    FIRST     SECOND      THIRD     FOURTH      TOTAL
----------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
Investment properties income....................................  $     196  $     889  $     449  $     670  $   2,204
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------
Provision for settlement of reimbursement obligation............         --         --         --        (58)       (58)
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------
Net income (loss) available to common stockholders..............  $    (137) $     390  $     162  $     163  $     578
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------
Income (loss) per share, basic:.................................  $   (0.04) $    0.10  $    0.05  $    0.04  $    0.15
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------
Income (loss) per share, diluted:...............................  $   (0.04) $    0.10  $    0.04  $    0.04  $    0.14
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------


                                                                                       BY QUARTER
                                                                  -----------------------------------------------------
                              1997                                    FIRST     SECOND      THIRD     FOURTH      TOTAL
----------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
Investment properties income (loss).............................  $     471  $     135  $    (165) $     158  $     599
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------
Hotel property income (loss)....................................        (94)         1         --         --        (93)
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------
Provision for settlement of reimbursement obligation............         --     (2,200)        --         --     (2,200)
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------
Net income (loss) available to common stockholders..............  $       6  $  (1,450) $    (245) $     (37) $  (1,726)
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------
Income (loss) per share, basic:.................................  $      --  $   (0.37) $   (0.06) $   (0.01) $   (0.44)
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------
Income (loss) per share, diluted:...............................  $      --  $   (0.37) $   (0.06) $   (0.01) $   (0.44)
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------

11. SUBSEQUENT EVENTS

    On January 20, 1999, the Company sold its 410 First Avenue property located in Needham, Massachusetts to an unrelated party for approximately $3,950,000 as more fully discussed in Note 2.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO PACIFIC GATEWAY PROPERTIES, INC.:

    We have audited the accompanying consolidated balance sheets of Pacific Gateway Properties, Inc. (a New York corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income
(loss), stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Gateway Properties, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of additional analysis and not a required part of the basic consolidated financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

San Francisco, California
February 26, 1999

                        PACIFIC GATEWAY PROPERTIES, INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                         INITIAL COST TO
                                                                                               GROSS CARRYING AMOUNT AT
                                                             COMPANY                              DECEMBER 31, 1998
                                                      ---------------------     SUBSEQUENT     ------------------------
                                                                BUILDINGS         COSTS,        BUILDINGS
                                      ENCUMBRANCES                 AND         CAPITALIZED         AND          TOTAL
            DESCRIPTION                 (NOTE 3)       LAND    IMPROVEMENTS    IMPROVEMENTS    IMPROVEMENTS    (NOTE 1)
-----------------------------------   ------------    ------   ------------    ------------    ------------    --------

Walnut Creek
  Executive Park...................     $18,531       $1,357     $12,086         $ 8,717         $20,803       $ 22,160

South Bay Office
  Tower............................       9,228        3,439      13,754           3,681          17,435         20,874

North Tucson
  Business Center..................       3,757          147         621             623           1,244          1,391

Weston Office Building.............         918           44         299               5             304            348

410 First Avenue
  (Note 4 and 5)...................       2,258          494       4,006             364           4,370          4,864

West Valley Executive Park.........      11,326        3,500      14,187           2,150          16,337         19,837

930 Montgomery Street..............       2,689          650       2,597             210           2,807          3,457

Corporate Leasehold Improvements...          --           --          --              71              71             71
                                      ------------    ------   ------------    ------------    ------------    --------

TOTAL..............................     $48,707       $9,631     $47,550         $15,821         $63,371       $ 73,002
                                      ------------    ------   ------------    ------------    ------------    --------
                                      ------------    ------   ------------    ------------    ------------    --------

                                      ACCUMULATED
                                      DEPRECIATION
                                          AND
                                       PROVISION
                                          FOR
                                       WRITE-DOWN
                                         TO NET
                                       REALIZABLE
                                         VALUE          1998         DATE OF
                                      (NOTE 2 AND     PROJECTED   CONSTRUCTION/
            DESCRIPTION                    5)         TAX BASIS    ACQUISITION
-----------------------------------   ------------    ---------   -------------
Walnut Creek                                                          1975 to
  Executive Park...................       $ 7,543      $17,899      1986/1988
South Bay Office
  Tower............................         6,832       11,271      1972/1985
North Tucson
  Business Center..................           481        1,564      1987/1988
Weston Office Building.............            81          331      1986/1988
410 First Avenue
  (Note 4 and 5)...................         2,702        1,923      1961/1984
West Valley Executive Park.........         1,032        9,187      1978/1997
930 Montgomery Street..............           197        1,973      1985/1997
Corporate Leasehold Improvements...            39           34            N/A
                                      ------------    ---------
TOTAL..............................       $18,907      $44,182
                                      ------------    ---------
                                      ------------    ---------

                        PACIFIC GATEWAY PROPERTIES, INC.
      SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION--(CONTINUED)
                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

       NOTE 1 The changes in the total cost of land, buildings, and improvements for the three years ended December 31, are as follows:

                                                                   1998       1997        1996
                                                              ---------  ---------  ----------

Balance at beginning of period                                $  70,656  $  46,632  $   76,684

Additions                                                         3,104      3,245       1,527

Cost of acquired properties                                          --     20,934          --

Write-off of fully amortized items                                 (758)      (155)       (526)

Cost of disposed properties                                          --         --     (31,053)
                                                              ---------  ---------  ----------

Balance at end of period                                      $  73,002  $  70,656  $   46,632
                                                              ---------  ---------  ----------
                                                              ---------  ---------  ----------

       NOTE 2 The changes in accumulated depreciation and amortization and the provision for write-down to net realizable value for the three years ended December 31, are as follows:

                                                                    1998       1997       1996
                                                               ---------  ---------  ---------

Balance at beginning of period...............................  $  16,431  $  13,835  $  20,882

Depreciation expense.........................................      3,234      2,751      2,239

Write-off of fully amortized items...........................       (758)      (155)      (526)

Relief of accumulated balances related to disposed
  properties.................................................         --         --     (8,760)
                                                               ---------  ---------  ---------

Balance at end of period.....................................  $  18,907  $  16,431  $  13,835
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

       NOTE 3 Refer to Note 3 in the Registrant's Consolidated Financial Statements.

       NOTE 4 This property was pledged in support of a $3.65 million letter-of-credit in favor of the lender on Rincon Center. Prior to its expiration date of June 23, 1997, the letter-of-credit was drawn by the refinancing lender. The Registrant sold this property in January 1999, as further discussed in Note 2 in the Registrant's Consolidated Financial Statements.

       NOTE 5 The total reserve for write-down to net realizable value pertains to 410 First Avenue property in Needham, Massachusetts.