Form 10-K/A
period 1998-12-31
PACIFIC GATEWAY PROPERTIES INC
filed 1999-04-29
CIK 743443

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                    FORM 10-K/A
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1998

                                          OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

          For the transition period from     to

                            Commission File Number 1-8692

                           PACIFIC GATEWAY PROPERTIES, INC.
                (Exact name of Registrant as specified in its charter)

                      NEW YORK                  04-2816560
          -------------------------------    -------------------
          (State or other jurisdiction of    (IRS Employer
          incorporation or organization)     Identification No.)

              930 MONTGOMERY STREET, SUITE 400
                 SAN FRANCISCO, CALIFORNIA                94133
          ----------------------------------------     ----------
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

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 2, 1999: Common Stock, Par Value $1.00--$11,054,462.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 2, 1999: Common Stock, Par Value $1.00 --3,933,536 shares.

                                      PART III

                                         OF

                             ANNUAL REPORT ON FORM 10-K

                                         OF

                          PACIFIC GATEWAY PROPERTIES, INC.
                        FOR THE YEAR ENDED DECEMBER 31, 1998


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information as of March 31, 1999 concerning the directors and executive officers of Pacific Gateway Properties, Inc. (the "Company").

Steven A. Calabrese           Age 38; Director of the Company since June 1997;
                              since prior to 1994, Managing Partner of Calabrese, Racek and Markos, Inc., CRM
                              Construction Inc. and CRM Environmental Services,
                              Inc., firms which specialize in evaluations, management, construction and environmental assessment services for commercial and industrial real estate; owner and manager of a real estate portfolio; Director of Meridian Point Realty Trust
                              '83. (A)

Mark D. Grossi                Age 45; Director of the Company since June 1997,
                              Executive Vice President and Director of Charter
                              One Financial, Inc., a savings and loan holding company, and Executive Vice President and Chief
                              Retail Banking Officer of its subsidiary, Charter
                              One Bank; since prior to 1994, holder of various senior executive positions with Charter One Bank and its predecessor; Director of JB Oxford
                              Holdings, Inc.; Director of Meridian Point Realty
                              Trust '83. (A)

Lawrence B. Helzel            Age 50; Director of the Company since May 1995;
                              since prior to 1994, member, Pacific Stock
                              Exchange, Inc. (self employed market maker, options floor); co-founder Buylar Investment,
                              Inc., a real estate investment company; director of Mission West Properties. (A)

Christopher L. Jarratt        Age 37; Director of the Company since May 1997;
                              since prior to 1994, President, Jarratt
                              Associates, Inc., a company engaged in investment activities and since September 1996, Chief
                              Executive Officer of Third Capital, LLC, a company engaged in various investment and advisory activities; Chairman, Director and Chief Executive
                              Officer of JB Oxford Holdings, Inc.

Raymond V. Marino             Age 40; Director of the Company since March 1996
                              and President and Chief Executive Officer since
                              January 1996; prior thereto from August 1994, Vice
                              President of the Company; prior thereto, Vice
                              President of Finance and Controller, Hunting Gate
                              Investments, Inc., a real estate investment and management company.

Richard M. Osborne            Age 52; Director and Chairman of the Board of
                              Directors of the Company since May 1997; since prior to 1994, President and Chief Executive
                              Officer of OsAir, Inc., a manufacturer of industrial gases for pipeline delivery and a real property developer; Director of USP Real Estate
                              Investment Trust; Director of GLB Bancorp, Inc.;
                              Director of Ceres Group, Inc.; Director, Chairman of the Board and Chief Executive Officer of Meridian Point Realty Trust '83; Director of NuMED
                              Home Health Care, Inc. (B)

Martin S. Roher               Age 49; Director of the Company since May 1995;
                              since prior to 1994, General Partner and Managing
                              Partner of MSR Capital Partners, a limited partnership engaged in securities investments. (B)

Stephen J. LoPresti           Age 38; Vice President of the Company since
                              November 1997; prior thereto, consultant for Ernst
                              & Young Kennth Leventhal Real Estate Group; prior thereto, principal and founder of LoPresti &
                              Associates.


-----------------------------

(A)  Member of the Audit Committee
(B)  Member of the Compensation Committee

     Directors hold office until the next Annual Meeting of Shareholders. Officers hold their positions at the discretion of the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based upon reports it has received and other information, the Company believes that all of its security holders, directors and officers who were required to file reports of beneficial ownership of the Company's Common Stock under Section 16 (a) of the Securities Exchange Act of 1934 (the "Exchange Act") in respect of 1998 and prior periods have done so and their filings for 1998 were on a timely basis, except that Steven A. Calabrese was late in filing one report of one purchase in 1998 of an aggregate of 7,300 shares of Common Stock.

ITEM 11.  EXECUTIVE COMPENSATION

     The Summary Compensation Table below sets forth individual compensation information for each of the Company's last three fiscal years of the Chief Executive Officer ("CEO") and other most highly paid executive officers who were serving as such at the end of the Company's fiscal year ended December 31, 1998, and whose total annual salary and bonus for such fiscal year exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                        Long Term
                                                                                     Compensation
                                               Annual Compensation                         Awards
                                               -------------------                         ------
                                                                                   Stock             All Other
Name and Principal Position             Year        Salary        Bonus          Options       Compensation(1)
---------------------------             ----        ------        -----          -------       ---------------
Raymond V. Marino (2)                   1998       175,000        75,000          20,000                $4,800
President and CEO                       1997       150,000        25,000              --                 4,800
                                        1996       150,000        50,000         100,000                    --


Stephen J. LoPresti (3)                 1998       100,000        30,000           5,000                $2,850
Vice President-Finance                  1997        90,000           --           30,000
                                        1996            --           --               --                    --

---------------------------------

(1) Other compensation in the form of personal benefits to the named persons has been omitted because it does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus to each.

(2) Mr. Marino became President and CEO as of January 1996. Mr. Marino had been a Vice President of the Company since August 1992. His other compensation represents an employer discretionary contribution to his 401(k) plan.

(3) Mr. LoPresti joined the Company in November 1997 as Vice President - Finance. His other compensation represents an employer discretionary contribution to his 401(k) plan.

OPTION TABLES

     The following table sets forth information regarding grants of stock options by the Company during the fiscal year ended December 31, 1998, to the executive officers named in the Summary Compensation Table above.




                        OPTION GRANTS IN LAST FISCAL YEAR

                                                     Individual Grants

                      Number of       % of Total                                                          Potential Realized
                     Securities         Options                        Market                              Value at Assumed
                     Underlying       Granted to                      Price On                               Annual Rates
                       Options        Employee in     Exercise         Date of         Expiration           of Stock Price
Name                   Granted        Fiscal Year       Price           Grant             Date             Appreciation (2)
----                   -------        -----------       -----           -----             ----             ----------------
                                                                                                         5%             10%
                                                                                                         --             ---
Raymond V. Marino      20,000(1)            44%        $   6.06        $   6.06        03/16/08        $ 76,253        $193,241
Stephen J. LoPresti     5,000               11%        $   6.69        $   6.69        10/29/08        $ 21,029        $ 53,291



(1) Options are exercisable in two equal installments on January 1, 1999 and December 31, 1999, and become fully exercisable upon a change in control or termination of Mr. Marino's employment without cause.

(2) Assumed value at the end of ten year period pursuant to SEC mandated calculations, although these percentages do not necessarily reflect expected appreciation or actual period of holding by executive.

     The following table sets forth the values at the end of 1998 of the options to purchase Common Stock of the Company held by the two officers named above.

                         FISCAL YEAR END OPTION VALUES

                              Number of
                              Shares of
                              Common Stock            Values of
                              Underlying              Unexercised In-
                              Unexercised             the-Money
                              Options at              Options at
                              12/31/98                12/31/98 $ (1)
                              --------                --------------

                              Exercisable/            Exercisable/
         Name                 Unexercisable           Unexercisable
         ----                 -------------           -------------
Raymond V. Marino             119,940/21,235          458,230/11,521

Stephen J. LoPresti           6,000/29,000            46,875/37,500

-----------------------
(1) The closing sale price for the Company's Common Stock on December 31, 1998, as reported on the American Stock Exchange consolidated reporting system was $6.50 per share.

     EMPLOYMENT CONTRACT WITH EXECUTIVE. Raymond V. Marino was employed by the Company in 1996 under an employment agreement which was renewed on slightly modified terms to apply to future years and pursuant to which Mr. Marino is to be the Chief Executive Officer, President and a Director of the Company at an annual base salary of $150,000 plus a bonus determined by the Board of Directors. The current employment agreement is for an initial term of two years commencing January 2, 1997, and will automatically be extended for additional one-year terms unless either party elects not to extend the term. If the Company makes the election, Mr. Marino will be entitled (i) to receive his base salary for a period of 24 months following expiration and a bonus equal to the average of any annual bonuses he may have earned with respect to the immediately preceding two full calendar years of his employment of, if greater, the bonus, if any, Mr. Marino has received in respect of his 1996 employment, and (ii) to exercise all vested options which have been granted to him for a period of 12 months from the date of expiration. If the Company otherwise terminates the employment agreement without cause or if Mr. Marino terminates the employment agreement because of a reduction in his responsibilities or compensation or a change in his employment location, Mr. Marino will be entitled to receive the termination compensation described above and the vesting period of any unvested options granted to Mr. Marino will accelerate and such options and all previously vested options will be exercisable for a period of 12 months from the date of termination. In the event of a termination of Mr. Marino's employment at his election within 12 months following a change in control of the Company (as defined in the employment agreement), he will be entitled to receive the termination compensation described above, including the acceleration of the vesting of his options, but the period for exercising any options will be three months from termination. If, following a change in control, Mr. Marino agrees to remain employed under different terms of employment than those contained in his employment agreement, he will be entitled to be paid in addition to his compensation under the new employment arrangement his base salary for the remainder of his then current employment term. In March 1998, the Board of Directors amended Mr. Marino's employement agreement and extended the term of his employment agreement through January 1, 2000 and increased his base salary, effective January 1, 1998, to $175,000.

     Mr. LoPresti has a severance arrangement with the Company under which he is entitled to receive one year's base salary if the Company terminates his employment within one year following a change in control.

     Directors who are not officers of the Company receive an annual fee of $7,500 (except for the Chairman, who receives an annual fee of $25,000 effective January 1, 1999) and supplemental fees of $750 for each meeting of the Board or a committee thereof attended, and $375 for each telephone meeting, plus out-of-pocket expenses incurred in connection with services rendered to the Company and travel and lodging for each Board meeting.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. Mr. Marshall Jacobs, a former director of the Company, is Of Counsel to the law firm of Jacobs Persinger & Parker. Such law firm has performed services for the Company. Mr. Jacobs retired from the Board of Directors in August 1998.

        REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

     The responsibilities of the Compensation Committee include making recommendations to the Board concerning the compensation package of the Chief Executive Officer and reviewing his recommendations concerning compensation of other Company officers. The Committee also administers the Company's stock option plans.

     The Committee favors the fairly typical structure of a compensation package for executive officers comprised of a base salary, short-term incentive compensation in the form of an annual bonus and long-term incentive compensation through the grant of Common Stock purchase options. The Company is relatively small with only two executive officers and the levels of compensation for them have been fixed largely based upon perceptions of compensation levels of comparable personnel in the San Francisco Bay Area.

     CHIEF EXECUTIVE OFFICER COMPENSATION. In March 1998, the Company reached an agreement with Mr. Marino concerning his employment as Chief Executive Officer retroactive to January 1998 in recognition of the positive performance of the Company and extended the agreement on a slightly modified basis through January 1, 2000. The terms of the agreement as now in effect are described above under the caption "EMPLOYMENT CONTRACT WITH EXECUTIVE". Mr. Marino's base salary and option grant were established through arm's length negotiations at levels which were believed, without independent study, to be comparable to what would have been available to Mr. Marino at a company similar to the Company.

     Mr. Marino's bonus in 1998 ($75,000, which was 43% of his base salary) was based upon the Board's assessment of his efforts including, but not limited to, the following:

     Overseeing the repositioning of the West Valley Executive Park, ongoing lease up of the Company's vacant space, further reductions in operating costs and corporate overhead, successfully negotiating the repurchase of outstanding warrants for 1,000,000 shares of the Company's common stock with a strike price of $2.875 for $1,000,000 (or $1.00 per share).

The Company does not have a formal bonus plan.

     Section 162(m) of the Internal Revenue Code of 1986 (the "Code"), enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1,000,000 paid to each of the Company's chief executive officer and the four other most highly compensated executive officers. Because of the range of compensation paid by the Company to its executive officer, the Compensation committee has not established any policy regarding annual compensation to such executive officers in excess of $1,000,000.

                              THE COMPENSATION COMMITTEE

                              Richard M. Osborne, Chairman
                              Martin S. Roher

                       PACIFIC GATEWAY PROPERIES, INC. (PGP)
                                 PERFORMANCE GRAPH

                  Comparison of Five Year Cumulative Total Return*
           Among PGP, Dow Jones Global Market Index-US and Dow Jones Real
                             Estate Investment Index-US
                          Fiscal Year Ending December 31st












---------------------------------------  --------  --------  --------  --------  --------  --------
                                         1993      1994      1995      1996      1997      1998
---------------------------------------  --------  --------  --------  --------  --------  --------
Pacific Gateway Properties, Inc.         $100      $107      $77       $87       $128      $173
---------------------------------------  --------  --------  --------  --------  --------  --------
Dow Jones Equity Market Index            $100      $101      $139      $171      $229      $294
---------------------------------------  --------  --------  --------  --------  --------  --------
Dow Jones Real Estate Market Index       $100      $95       $118      $158      $189      $147
---------------------------------------  --------  --------  --------  --------  --------  --------


Assumes $100 invested on 12/31/94 in PGP
Common Stock, the Dow Jones Global Market Index-US
*Total return assumes reinvestment of dividends
** Fiscal year ending December 31.

     The above graph compares the performance of the Company with that of the Dow Jones Global Market Index-US and the Dow Jones Real Estate Investment Index-US.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information concerning the beneficial ownership shares of Common Stock of the Company by persons who the Company knows to own beneficially more than 5% of the outstanding Common Stock and by directors and executive officers of the Company.

                                               Shares                  Percent
                                               Beneficially            of
                                               Owned (1)               Class
                                               -------------           -------
GEM Value Fund/PGP LLC                           401,700(2)                9.2
     900 North Michigan Avenue
     Suite 1900
     Chicago, Illinois 60611

Richard M. Osborne Trust                       1,576,938(3)               36.1
     Turkey Vulture Fund XIII, Ltd.
     and Liberty Self Store, Ltd.
     7001 Center Street
     Mentor, Ohio 44060

Mark D. Grossi                                   264,800                   6.1

Third Capital, LLC                               200,000(4)                4.6
     314 Church Street
     Nashville, TN 37201

DIRECTORS AND EXECUTIVE
OFFICERS
--------------------------
Steven A. Calabrese                               47,100(5)                1.1

Mark D. Grossi                                   264,800                   6.1

Lawrence B. Helzel                                50,800                   1.2

Christopher L. Jarratt                           200,000(4)                4.6

Stephen J. LoPresti                                6,000                    *

Raymond V. Marino                                130,370(6)                3.0

Richard M. Osborne                             1,576,938(3)               36.1

Martin S. Roher                                  175,000(7)                4.0

All directors, nominees and
     executive officers (8 persons)
     as a group                                   2,251,008               51.5%

--------------------------
* Less than 1%

(1) Beneficial ownership is the direct or indirect ownership of Common Stock of the Company including the right to control the vote or investment of or acquire such Common Stock within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise indicated each beneficial owner has sole voting and investment power with respect to the shares shown and reported ownership is as of March 31, 1999.

(2) Consists of 300,000 shares of Series 1 Convertible Preferred Stock and 101,700 shares of Common Stock.

(3) According to the information provided in Amendment No. 1 to Schedule 13D dated April 28, 1997 and Amendment No. 2 to Schedule 13D dated September 2, 1997 filed by the Richard M. Osborne Trust (the "Trust"), Turkey Vulture Fund XIII, Ltd. (the "Fund") and Liberty Self-stor, Ltd. ("Liberty") as a group, and other information provided to the Company, the Trust beneficially owns 100 shares, the Fund beneficially owns 305,432 shares and Liberty beneficially owns 1,271,406 shares. Richard M. Osborne as sole trustee of the Trust, sole manager of the Fund and sole managing member of Liberty may be deemed to beneficially own all of said 1,576,938 shares.

(4) Based upon information provided in Schedule 13D dated May 19, 1997 filed by Third Capital, LLC. Represents shares of Common Stock issuable upon exercise of presently exercisable warrants issued to Third Capital, LLC by the Richard M. Osborne Trust. Christopher L. Jarratt is Chief Executive Officer of Third Captial, LLC and may be deemed to beneficially own said securities.

(5) Represents 34,900 shares held by CCAG Limited, a family limited partnership ("CCAG"); 6,500 shares beneficially owned by Mr. Calabrese's wife as to which shares Mr. Calabrese disclaims beneficial ownership; and 5,700 shares held by Mr. Calabrese as custodian for his children. Mr. Calabrese is managing partner of CCAG and may be deemed to beneficially own said shares.

(6) Represents shares issuable upon exercise of options to purchase Common Stock which were exercisable at March 31,1999 or which may become exercisable within 60 days thereafter.

(7) The shares are owned by MSR Capital Partners. Mr. Roher is the sole General Partner of MSR Capital Partners and may be considered to beneficially own such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See Item 11 for information concerning the relationship between the Company and the law firm of Jacobs Persinger & Parker, to which Mr. Jacobs, a former director of the Company, is Of Counsel.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15() of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed by the undersigned thereunto duly authorized.


                              PACIFIC GATEWAY PROPERTIES, INC.
                                   (Registrant)




                              By:  /s/Raymond V. Marino
                                   -----------------------------------
                                   Raymond V. Marino, President and
                                   Chief Executive Officer


                                   April 28, 1999
                                   ----------------------
                                   Date