Form 10-Q
period 1999-03-31
PACIFIC GATEWAY PROPERTIES INC
filed 1999-05-14
CIK 743443

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-8692

                            ------------------------

                        PACIFIC GATEWAY PROPERTIES, INC.
             (Exact name of Registrant as specified in its charter)

                NEW YORK                         04-2816560
 --------------------------------------       ----------------
    (State or other jurisdiction of            (IRS Employer
     incorporation or organization)         Identification No.)

   930 MONTGOMERY STREET, SUITE 400,
       SAN FRANCISCO, CALIFORNIA                   94133
 --------------------------------------       ----------------
(Address of principal executive offices)         (Zip Code)

       Registrant's telephone number, including area code (415) 398-4800

                                 NOT APPLICABLE
   -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date of May 2, 1999:

3,933,536 shares of Common Stock, $1.00 par value and 300,000 shares of Series 1 Convertible Preferred Stock, $1.00 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PACIFIC GATEWAY PROPERTIES, INC.
                                     INDEX

                                                                                                      PAGE NUMBER
                                                                                                      ------------
Part I--Financial Information:

              Item 1.    Consolidated Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets as of March 31, 1999 and
                December 31, 1998...................................................................             3

              Condensed Consolidated Statements of Operations for the Three Months Ended March 31,
                1999 and 1998.......................................................................             4

              Condensed Consolidated Statement of Stockholders' Equity for the Three Months Ended
                March 31, 1999......................................................................             5

              Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31,
                1999 and 1998.......................................................................             6

              Notes to Condensed Consolidated Financial Statements (Unaudited)......................          7-11

              Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                           Operations...............................................................         12-16

Part II--Other Information

              Item 1.    Legal Proceedings..........................................................         16-17

              Item 2.    Changes in Security........................................................          None

              Item 3.    Defaults Upon Senior Securities............................................          None

              Item 4.    Submission of Matters to a Vote of Security Holders........................         17-18

              Item 5.    Other Information..........................................................            18

              Item 6.    Exhibits and Reports on Form 8-K...........................................            18

Signatures..........................................................................................            19

                        PACIFIC GATEWAY PROPERTIES, INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                               AS OF        AS OF
                                                                                           MARCH 31,  DECEMBER 31,
                                                                                                1999         1998
                                                                                          ----------  ------------
ASSETS
Cash and cash equivalents...............................................................  $    6,139   $    6,535
Restricted cash.........................................................................       1,750        1,573
Accounts receivable, prepaid taxes and other current assets.............................         432          230
Investment properties:..................................................................      68,360       68,138
  Less-accumulated depreciation.........................................................     (17,013)     (16,205)
                                                                                          ----------  ------------
    Investment properties, net..........................................................      51,347       51,933
                                                                                          ----------  ------------
Property held for sale, net of accumulated depreciation and reserve for write-down to
  net realizable value of $2,733 at December 31, 1998...................................          --        2,480
Deferred tax asset......................................................................      11,808       10,216
Capitalized loan costs, net.............................................................         715          743
Capitalized lease commissions, rent concessions and other deferred costs, net...........       1,821        1,841
                                                                                          ----------  ------------
    Total assets........................................................................  $   74,012   $   75,551
                                                                                          ----------  ------------
                                                                                          ----------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, prepaid rent, tenant security deposits, accrued interest and other
  current liabilities...................................................................  $    2,660   $    3,453
Debt related to investment properties...................................................      46,182       48,707
Deferred tax liability..................................................................      22,091       20,274
                                                                                          ----------  ------------
    Total liabilities...................................................................      70,933       72,434
                                                                                          ----------  ------------
STOCKHOLDERS' EQUITY
Common Stock $1.00 par value:
  Authorized--10,000,000 shares
  Issued and outstanding--4,052,090 shares as of March 31, 1999 and December 31, 1998...       4,052        4,052
Series 1 Convertible Preferred Stock $1.00 par value, $3,000,000 preference in liquidation:
  Authorized, issued and outstanding--300,000 shares....................................       2,889        2,889
Paid-in-deficit.........................................................................      (8,968)      (8,968)
Retained earnings.......................................................................       7,143        7,181
Treasury Stock, at cost--118,554 common shares at March 31, 1999 and December 31,
  1998..................................................................................      (2,037)      (2,037)
                                                                                          ----------  ------------
  Total stockholders' equity............................................................       3,079        3,117
                                                                                          ----------  ------------
    Total liabilities and stockholders' equity..........................................  $   74,012   $   75,551
                                                                                          ----------  ------------
                                                                                          ----------  ------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            FOR THE THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                            --------------------
                                                                                 1999       1998
                                                                            ---------  ---------
INVESTMENT PROPERTIES:
  Rental revenues.........................................................  $   4,382  $   3,469
  Operating expenses......................................................     (1,408)    (1,395)
  Interest expense........................................................       (973)    (1,059)
  Depreciation and amortization...........................................       (924)      (819)
                                                                            ---------  ---------
    Investment properties income..........................................      1,077        196
                                                                            ---------  ---------
General and administrative expenses.......................................       (568)      (440)
Other income, net.........................................................         72         24
                                                                            ---------  ---------
Income (loss) before taxes................................................        581       (220)
Income tax (provision) benefit............................................       (238)        83
                                                                            ---------  ---------
  Net income (loss).......................................................  $     343  $    (137)
                                                                            ---------  ---------
                                                                            ---------  ---------
Preferred dividends.......................................................        (27)        --
                                                                            ---------  ---------
  Net income (loss) available to common stockholders......................  $     316  $    (137)
                                                                            ---------  ---------
                                                                            ---------  ---------
Income (loss) per common share, basic.....................................  $    0.08  $   (0.04)
                                                                            ---------  ---------
                                                                            ---------  ---------
Income (loss) per common share, diluted...................................  $    0.08  $   (0.04)
                                                                            ---------  ---------
                                                                            ---------  ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.

      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                 (IN THOUSANDS)

                                                                         SERIES 1
                                                                        CONVERTIBLE
                                                             COMMON      PREFERRED   PAID-IN-    RETAINED    TREASURY
                                                              STOCK        STOCK      DEFICIT    EARNINGS      STOCK      TOTAL
                                                           -----------  -----------  ---------  -----------  ---------  ---------
Balance at December 31, 1998.............................   $   4,052    $   2,889   $  (8,968)  $   7,181   $  (2,037) $   3,117
  Net income.............................................          --           27          --         316          --        343
  Dividends..............................................          --          (27)         --        (354)         --       (381)
                                                           -----------  -----------  ---------  -----------  ---------  ---------
Balance at March 31, 1999................................   $   4,052    $   2,889   $  (8,968)  $   7,143   $  (2,037) $   3,079
                                                           -----------  -----------  ---------  -----------  ---------  ---------
                                                           -----------  -----------  ---------  -----------  ---------  ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN THOUSANDS)

                                                                            FOR THE THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                            --------------------
                                                                                 1999       1998
                                                                            ---------  ---------
Cash flow from operating activities:
  Net income (loss).......................................................  $     343  $    (137)
  Non-cash revenues and expenses included in net income (loss):
    Depreciation and amortization.........................................        924        819
    Deferred taxes, net...................................................        225        (90)
    Gain on settlement of reimbursement obligation, net...................         (6)        --
  Change in assets and liabilities:
    Accounts receivable, prepaid taxes and other current assets...........       (202)      (140)
    Accounts payable and other current liabilities........................       (152)     1,553
                                                                            ---------  ---------
  NET CASH GENERATED BY OPERATING ACTIVITIES..............................      1,132      2,005
                                                                            ---------  ---------
Cash flow from investing activities:
  Additions to building and other improvements, capitalized lease
    commissions, rent concessions, and other deferred costs...............       (288)    (1,971)
  (Increase) decrease in restricted cash..................................       (177)       (29)
  Proceeds from sale of property, net.....................................      3,785         --
                                                                            ---------  ---------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.....................      3,320     (2,000)
                                                                            ---------  ---------
Cash flow from financing activities:
  Repurchase of warrants..................................................         --     (1,007)
  Payments on debt........................................................       (267)      (243)
  Payment to settle reimbursement obligation..............................     (4,200)        --
  Payment of dividends....................................................       (381)        --
                                                                            ---------  ---------
  NET CASH USED IN FINANCING ACTIVITIES...................................     (4,848)    (1,250)
                                                                            ---------  ---------
Decrease in cash and cash equivalents.....................................       (396)    (1,245)
Balance at beginning of period............................................      6,535      2,065
                                                                            ---------  ---------
Balance at end of period..................................................  $   6,139  $     820
                                                                            ---------  ---------
                                                                            ---------  ---------
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest..................................................  $   1,618  $   1,032
                                                                            ---------  ---------
                                                                            ---------  ---------
  Cash paid for taxes.....................................................  $       1  $       1
                                                                            ---------  ---------
                                                                            ---------  ---------
  Non-cash transactions:
    Increase in additional paid-in capital from repurchase of warrants....  $      --  $     883
                                                                            ---------  ---------
                                                                            ---------  ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE QUARTER ENDED MARCH 31, 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with Pacific Gateway Properties, Inc.'s (the "Company") 1998 Form 10-K and Form 10-Q for the quarter ended March 31, 1998. These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    In the opinion of the Company, all material adjustments of a normal recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

2. REAL ESTATE PARTNERSHIP INVESTMENTS

RINCON CENTER ASSOCIATES PARTNERSHIP (RCA)--SAN FRANCISCO, CALIFORNIA

    The Company owns general (non-managing) and limited partnership interests in RCA totaling approximately 22.8% and, subject to the funding agreement entered into with RCA's managing general partner, Perini Land & Development Company (a wholly owned subsidiary of Perini Corporation), discussed below, is responsible for 20% of cash requirements in excess of available financing. The Company's minority, general (non-managing) and limited partnership interests in RCA represent significant potential financial exposure. This exposure includes, and may not be limited to, the potential tax liability associated with the Company's negative tax basis, the joint and several guarantees provided by the Company to the mortgage lender on Rincon Center Phase Two and the master lessor on Rincon Center Phase One, and the potential tax liability that would exist from the cancellation of debt in connection with a possible debt restructuring. Except for the deferred income tax liabilities related to the tax that would result from any gain recognized from the Company's negative tax basis in its partnership interest, the accompanying financial statements do not include any adjustments for these uncertainties.

    RCA sold Rincon Center Phase One to Chrysler MacNally Corporation (Chrysler) in June 1988; subsequently, RCA leased the property back under a master lease which is treated as an operating lease for financial reporting purposes. In July 1993, Chrysler completed a refinancing of Rincon Center Phase One. The maturity date of this debt was July 1, 1998. Payments under the master lease agreement may be adjusted to reflect adjustments in the rate of interest payable by Chrysler on the Rincon Center Phase One debt. The master lease also permits Chrysler to put the property back to RCA at stipulated prices

                        PACIFIC GATEWAY PROPERTIES, INC.

                      FOR THE QUARTER ENDED MARCH 31, 1999

2. REAL ESTATE PARTNERSHIP INVESTMENTS (CONTINUED) beginning January 1998 if long-term financing meeting certain conditions is not obtained. As of January 1, 1998, no new long term financing commitment had been secured although negotiations with the current lender were in progress. In order to allow those discussions to continue, Chrysler agreed to temporarily delay the enforcement of the purchase requirements. RCA can make no assurances about the outcome of these negotiations. As a result of the current loan negotiations, RCA has written-down the carrying value of the assets related to this segment of the property by $17,150,000 in 1997 to the estimated net realizable value. On June 30, 1997, RCA filed a lawsuit against Chrysler in Superior Court in the State of California, County of San Francisco. The lawsuit's primary cause of action alleges that Chrysler has breached the master lease and a certain letter agreement because the rent payments due from RCA after the 1993 refinancing of Rincon Center Phase One, resulted in an increase in Chrysler's after tax rate of return from rent payments. The lawsuit states that such excessive rent recalculations directly contravene both the letter and the spirit of the master lease.

    In September 1993, RCA completed a refinancing of Rincon Center Phase Two with Citibank. The residential portion of Rincon Center Phase Two is being financed with redevelopment bonds from the Redevelopment Agency of the City and County of San Francisco, California, which are due December 1, 2006. The bonds are secured by an irrevocable letter-of-credit issued by Citibank in the name of RCA. In the event that drawings are made on the letter-of-credit, RCA has agreed to reimburse Citibank for such drawings pursuant to the terms of the Reimbursement Agreement which is secured by a deed of trust on Rincon Center Phase Two and other guarantees. During 1997, the irrevocable letter-of-credit was due to expire. RCA is currently in negotiations with Citibank to extend the letter-of-credit and no assurances can be made about the outcome of this negotiation. Currently, the letter-of-credit has been extended to June 1, 1999.

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

    The letter-of-credit for $3.65 million was drawn by Citibank prior to its expiration date of June 23, 1997. Citibank is currently holding the $3.65 million in a separate restricted account on behalf of RCA and has not applied said funds to any outstanding debt of RCA. The Issuing Bank made a demand on the Company to reimburse them for the $3.65 million drawn on the letter-of-credit and also notified the Company it is in default with respect to the reimbursement obligation. In accordance with generally accepted accounting principles, effective June 30, 1997, the Company recorded a "provision for settlement of reimbursement obligation" in the amount of $2.2 million to provide for the ultimate settlement of the reimbursement obligation. On or about August 18, 1997, the Issuing Bank commenced an action against the Company in the Land Court Department of the Trial Court of Massachusetts (the Land Court), to obtain a conditional judgment in the full amount of the Company's indebtedness to the Issuing Bank. The Company filed a complaint against the Issuing Bank on November 21, 1997 in the Superior Court Department of the Trial Court of the Commonwealth of Massachusetts (the Superior Court) seeking

                        PACIFIC GATEWAY PROPERTIES, INC.

                      FOR THE QUARTER ENDED MARCH 31, 1999

2. REAL ESTATE PARTNERSHIP INVESTMENTS (CONTINUED) damages, equitable relief and a jury trial for causes of action flowing from the Issuing Bank's conduct regarding the letter of credit.

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

    In 1993, the Company entered into an agreement with RCA's managing general partner whereby such managing general partner agreed to advance funds to RCA on behalf of the Company on an unsecured non-recourse basis, subject to interest at prime plus 2% and certain annual fees (principal, unpaid interest and fees are collectively referred to as the RCA Advances). This agreement does not reduce the level of the Company's general and limited partnership interests in RCA. The RCA Advances are only required to be repaid from the Company's share of future distributions from RCA, if any. During the first three months of 1999 and 1998, RCA incurred net losses of approximately $3,060,000 and $4,403,000, respectively. The RCA Advances amount to $8,699,000 at March 31, 1999 and as noted above, are not recorded on the Company's consolidated financial statements since (i) the RCA Advances are only required to be repaid from the Company's share of future distributions from RCA, if any, (ii) the Company has no intention or legal obligation to repay the RCA Advances other than from its share of distributions from RCA, if any, and (iii) the Company does not anticipate any material cash distributions by RCA in the foreseeable future.

    On March 16, 1999, the Company filed a derivative suit asserting the rights of RCA against Perini Land & Development and Perini Corporation, among others, alleging that defendants were usurping the partnership's opportunity to purchase the fee interest upon which Rincon Center sits from the fee owner. The fee interest has subsequently been purchased by an entity in which Perini Corporation or one of its affiliates holds an interest. The Company is seeking, at minimum, to have a constructive trust in favor of RCA imposed on the interest in such fee held directly or indirectly by Perini Corporation or its affiliates. On April 30, 1999, these defendants answered the complaint, denying liability. In addition, they filed a cross-complaint against the Company alleging that, by filing the above-described action, the Company tortiously interfered with cross-plaintiffs' contract to purchase the fee interest. Cross-plaintiffs also allege that the Company has anticipatorily repudiated an April 1998 term sheet addressing a potential restructuring of the Rincon Center project, under which cross-plaintiffs allege that the Company committed itself to provide $3.75 million in cash towards such restructuring. The Company denies that such term sheet, which was never replaced as contemplated by a written agreement, binds it at this time and, in any event, denies that Perini Land & Development has complied or can comply with its terms.

                        PACIFIC GATEWAY PROPERTIES, INC.

                      FOR THE QUARTER ENDED MARCH 31, 1999

2. REAL ESTATE PARTNERSHIP INVESTMENTS (CONTINUED)
    During 1997, the Company asserted certain claims against RCA for payment to the Company by RCA for leasing services provided to RCA by the Company during 1996. The Company has not accrued for such claims pending resolution of this matter with RCA's managing general partner.

    Summary unaudited financial statement data for RCA is as follows (in thousands):

                                                                    FEBRUARY 28,  DECEMBER 31,
AS OF                                                                   1999          1998
------------------------------------------------------------------  ------------  ------------
Investment properties, net........................................   $  108,718    $  109,320
Other assets......................................................        1,806         2,734
                                                                    ------------  ------------
                                                                     $  110,524    $  112,054
                                                                    ------------  ------------
                                                                    ------------  ------------
Debt..............................................................   $   49,515    $   45,788
Amounts due to partners...........................................      203,469       201,118
Other liabilities.................................................       11,000        16,569
Partners' deficit.................................................     (153,460)     (151,421)
                                                                    ------------  ------------
                                                                     $  110,524    $  112,054
                                                                    ------------  ------------
                                                                    ------------  ------------

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            --------------------
                                                              1999       1998
                                                            ---------  ---------
Revenue...................................................  $   4,836  $   4,571
Expenses:
  Operating and lease expenses............................      3,834      4,793
  Interest expense........................................      3,399      3,411
  Depreciation expense....................................        663        770
                                                            ---------  ---------
                                                                7,896      8,974
                                                            ---------  ---------
Net loss..................................................  $  (3,060) $  (4,403)
                                                            ---------  ---------
                                                            ---------  ---------

    As of the date of this report, the managing general partner of RCA had not completed the financial accounting for RCA. As a result, the Company has recorded an estimate of revenue and expenses for the first three months of 1999 based upon actual operating revenue and expenses for January and February 1999, and has included the actual unaudited balance sheet as of February 28, 1999. The Company has conferred with the managing general partner of RCA and considers these estimates to be reasonable; however, actual results will differ from these estimates.

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

                      FOR THE QUARTER ENDED MARCH 31, 1999

3. PER SHARE DATA (CONTINUED)
    The number of weighted average common shares and potential common shares used in the earning per share calculations are as follows:

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                         --------------------
                                                              1999       1998
                                                         ---------  ---------
Basic..................................................  3,933,536  3,899,596
Stock options and warrants.............................     81,675         --
                                                         ---------  ---------
Diluted................................................  4,015,211  3,899,596
                                                         ---------  ---------
                                                         ---------  ---------

    In the first quarter of 1998, due to the Company's loss position, the inclusion of stock options and warrants would have been anti-dilutive, and accordingly the number of outstanding shares used in calculating basic and diluted earnings per share for this quarter are the same. The Company's Series 1 Convertible Preferred Stock was excluded from diluted earnings per share for the three months ended March 31, 1999 as inclusion would have been anti-dilutive.

4. GAIN ON SETTLEMENT OF REIMBURSEMENT OBLIGATION

    On January 20, 1999, the Company sold the 410 First Avenue property in Needham, Massachusetts for approximately $3,785,000, net of selling expenses of approximately $165,000. This property had been classified as a property held for sale on the Company's December 31, 1998 balance sheet. The net proceeds from the sale were utilized to partially fund the $4.2 million settlement with the Issuing Bank, as previously discussed in Note 2.

5. SUBSEQUENT EVENT

    A Special in Lieu of Annual Meeting ("Annual Meeting") of Shareholders of the Company was held on April 26, 1999. At the Annual Meeting, the Shareholders elected all seven incumbent Directors. At the Annual Meeting, 3,979,031 shares of a total of 3,933,536 common shares and 300,000 preferred shares were represented. The results of each vote is more fully described in Item 4 Submission of Matters to a Vote of Security Holders in this Form 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    Pacific Gateway Properties, Inc. (the "Registrant") is a New York corporation formed in 1984 for the purpose of investing and managing income producing real estate. The Registrant's overall business plan has been to assemble a substantial portfolio of income producing properties. The Registrant historically focused its property acquisitions in the following markets:
Northern California, Arizona, Florida and Massachusetts. The Registrant's long-term objectives continue to be maximizing net cash flow from operations and achieving growth through appreciation of asset values. The current strategic plan of the Registrant is to focus on real estate investment on the West Coast with specific emphasis on the San Francisco Bay Area. The current investment emphasis is on commercial properties which require aggressive management and leasing in order to maximize their potential. This strategy is influenced by the following factors: (1) the Registrant's current property portfolio is concentrated on the West Coast; and (2) the Registrant believes that geographic concentration will enhance operational efficiencies.

    The following discussion should be read in conjunction with the Registrant's Form 10-K for 1998, quarterly report on Form 10-Q for the quarter ended March 31, 1998, and in conjunction with the Unaudited Condensed Consolidated Balance Sheet, Statements of Income and Cash Flows and the notes thereto. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases used in this section either (i) describe accounting terms that are used as line items in such financial statements, or (ii) have the meaning ascribed to them in such financial statements and the notes thereto.

FINANCIAL CONDITION

    CAPITAL IMPROVEMENTS, TENANT IMPROVEMENTS AND OTHER DEFERRED COSTS--During the three months ended March 31, 1999, there were additions to investment properties amounting to approximately $288,000 for tenant improvements, capital improvements and other deferred costs which includes leasing commissions. The Registrant anticipates further additions to investment properties of approximately $1,865,000 during the remainder of 1999, which will be funded from cash, restricted cash, and future cash flow generated by operating activities.

    FINANCING--Approximately $267,000 of debt principal was repaid in the three months ended March 31, 1999 as scheduled debt amortization.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

    INVESTMENT PROPERTIES--During the first three months of 1999, the income from investment properties was $1,077,000 compared to income of $196,000 during the first three months of 1998. The increase of $881,000 in income from investment properties is attributable to new leases completed during 1998 leading to increased occupancy and renewal of existing leases at higher rates. Interest expense decreased from $1,059,000 during the first three months of 1998 to $973,000 during the first three months of 1999 primarily as a result of inclusion in interest expense for the first three months of 1998 of $104,000 of interest recorded on the settlement obligation which was eliminated when the 410 First Avenue property was sold in January 1999 as further discussed in Note 2. Depreciation and amortization expense increased as a result of commencing depreciation of expenditures capitalized during 1998 and early 1999 relating to the Registrant's leasing activities and capital improvement projects.

    GENERAL AND ADMINISTRATIVE EXPENSES--General and administrative expenses in the first three months of 1999 amounted to $568,000 compared to $440,000 for the first three months of 1998. The increase is primarily attributable to a increases in professional services and personnel costs.

    OTHER INCOME, NET--Other income, net, consisting primarily of interest income, was $72,000 and $24,000 during the first three months of 1999 and 1998, respectively. The increase is primarily due to the additional cash invested resulting from the issuance of Series 1 Convertible Preferred Stock as more fully discussed in the Registrant's 1998 Form 10-K.

    INCOME TAX (PROVISION) BENEFIT--A tax provision of $238,000 has been recorded in connection with the net income for the first three months of 1999. A tax benefit of $83,000 was recorded in connection with the net loss for the three months ended March 31, 1998. These amounts have been recorded at rates that approximate the effective statutory rate.

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

    The Registrant has taken several actions to generate and conserve cash, as discussed below, and continues to review and analyze alternative actions. At the same time, the Registrant is seeking to retain value and identify future opportunities for investment. At March 31, 1999, the Registrant has approximately $6.1 million of unrestricted cash, $1.7 million of restricted cash, investment properties with a net book value of approximately $51.3 million, total non-recourse mortgage debt of approximately $46.2 million and stockholders' equity of approximately $3.1 million. Given the Registrant's desire to increase its liquidity, the Registrant has actively pursued the sale of selected real estate assets in the past, has restructured and refinanced its mortgage debt, and has entered into an agreement with the managing general partner of RCA to limit the Registrant's cash obligations to RCA. The Registrant continues to evaluate various alternatives to improve its liquidity through debt refinancing and the sale of properties which do not fit within its long term strategy. Funds raised in the preceeding fashion would be used for tenant improvements and other capital requirements, certain mandatory debt reductions, and general corporate purposes including possible new investments.

    The Registrant is also obligated to fund reserves for building and tenant improvements, leasing commissions and debt service in connection with its mortgage loans on Walnut Creek Executive Park, North Tucson Business Center and South Bay Office Tower. Scheduled funding under the various loan agreements during the twelve month period ending March 31, 2000, will amount to approximately $597,000, and will be funded from future cash flow generated by operating activities.

    Scheduled principal maturites on the above described debt during the twelve month period ending March 31, 2000, will amount to approximately $1,066,000. Approximately $267,000 of debt principal was repaid in the three months ended March 31, 1999 as scheduled debt amortization.

    The Registrant and Bank of America National Trust and Savings Association (the Issuing Bank) settled the Land and Superior Court actions on January 15, 1999. Pursuant to the terms of a mutual release and settlement agreement, the Registrant paid the Issuing Bank the sum of $4.2 million and released the Issuing Bank from all claims raised in the Superior Court action. The Issuing Bank, meanwhile, executed discharges of mortgage and rent assignment, and released the Registrant from all claims raised in the Land Court action. Concurrent with the mutual release and settlement between the Registrant and the Issuing Bank, the Registrant closed on the sale of the 410 First Avenue property on January 20, 1999, for approximately $3,950,000. The net proceeds from the sale were utilized to partially fund the $4.2 million settlement with the Issuing Bank.

    The Registrant's minority, general (non-managing) and limited partnership interests in RCA represent significant potential financial exposure. This exposure includes, and may not be limited to, the potential tax liability, associated with the Registrant's negative tax basis, the joint and several guarantees provided by the Registrant to the mortgage lender on Rincon Center Phase Two and the master lessor on Rincon Center Phase One, and the potential tax liability that would exist from the cancellation of debt in connection with a possible debt restructuring. Additionally, RCA's managing general partner agreed to advance funds to RCA on behalf of the Registrant on an unsecured non-recourse basis, subject to interest at the prime rate plus 2% and certain fees (principal, unpaid interest and fees are collectively referred to as the RCA Advances). As indicated previously, RCA's managing general partner is seeking to void the letter agreement under which these loans were made and is also seeking restitution of the loans advanced. The RCA Advances amount to $8,699,000 at March 31, 1999, and are not recorded by the Registrant since (i) the RCA Advances are only required to be repaid from the Registrant's share of future distributions from RCA, if any, (ii) the Registrant has no intention or legal obligation to repay the RCA Advances other than from its share of distributions from RCA, if any, and (iii) the Registrant does not anticipate any material cash distributions by RCA in the foreseeable future. The managing general partner of RCA is currently in negotiations to refinance the debt on Rincon Center Phases One and Two as more fully described in Note 2 to the Registrant's Unaudited Condensed Consolidated Financial Statements. The proposed refinancing is subject to a number of conditions and approvals among the parties involved in the refinancing. The managing general partner of RCA and the Registrant can make no assurances that the refinancing will be completed.

    Except as described above, at March 31, 1999, the Registrant's material capital expenditures over the next twelve months and beyond are expected to be funded from restricted cash or future cash flow generated by operating activities. Ongoing repair and maintenance expenditures are expected to be funded from cash flow generated by operating activities. Future tenant improvements and leasing commissions will be funded from restricted cash, cash flow generated by operating activities and funds generated from future debt refinancings or property sales, if any.

    The Registrant continued to experience more stabilized operating results in its wholly owned properties during the first quarter of 1999, and except for RCA, expects this trend to continue. In addition, the completion of certain leasing transactions has continued to reduce the level of vacancies in the

Registrant's portfolio and the Registrant is continuing to aggressively pursue new leases on currently available space and renew existing leases as they expire.

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

    As of March 31, 1999, the Registrant has completed the first two phases of its Year 2000 action plan with respect to its IT systems. The Registrant has identified all of its IT systems, assessed the Year 2000 readiness of these systems (which involved review and testing by internal personnel) and has begun to make necessary repairs. As of December 31, 1998, the Registrant has completed its Year 2000 action plan with respect to its non-IT systems. The Registrant has identified all of its non-IT systems (which are comprised of embedded systems contained in its properties), assessed the Year 2000 readiness of these systems through review and testing and concluded that any failure of these systems to be Year 2000 ready is not reasonably likely to have a material adverse effect on the Registrant's financial condition and results of operations. The Registrant is scheduled to complete all four phases of its Year 2000 initiative with respect to its IT systems no later than June 30, 1999.

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

    COST OF ADDRESSING THE REGISTRANT'S YEAR 2000 ISSUES. The Registrant has not spent a material amount of financial resources to remediate Year 2000 problems and does not anticipate that it will spend a material amount of financial resources to remediate Year 2000 problems in the future. The costs of such remediation will be paid out as part of the Registrant's general and administrative expenses or operating expenses for property level remediation.

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

ITEM 1. LEGAL PROCEEDINGS

    On March 20, 1997, the Registrant filed a Complaint in the San Francisco Superior Court, Case No. 985464, against Rincon Center Associates and Perini Land and Development Company seeking to recover approximately $812,000 in commissions due for leasing and construction services performed for Rincon Center. The Complaint has been answered and a Cross-Complaint has been filed. The Cross-Complaint seeks indemnity concerning the claim for leasing commissions on the ground that the Registrant is also a general partner of RCA, and further seeks to rescind or otherwise avoid the effect of a letter agreement of June 22, 1993, regarding non-recourse loans from Perini Land and Development Company to the Registrant, together with restitution of amounts loaned to the Registrant pursuant to such letter agreement. The trial date has been rescheduled for October 4, 1999. The case is only in the beginning stages of discovery, and, based on advice from counsel, the Registrant is not in a position at this time to opine as to the likelihood or remoteness of liability, or the amount of damages should liability be established.

    See Note 2 to the Registrant's Unaudited Condensed Consolidated Financial Statements concerning the $3.65 million letter-of-credit issued by the Bank of America National Trust and Savings Association (the Issuing Bank) as a portion of the security for the refinancing of Rincon Center Phase Two. On August 18, 1997, the Issuing Bank commenced an action against the Registrant in the Land Court Department of the Trial Court of Massachusetts, to obtain a conditional judgement in the full amount of the Registrant's indebtedness to the Issuing Bank. The Registrant previously filed a complaint against the Issuing Bank on November 21, 1997 in the Superior Court Department of the Trial Court of the Commonwealth of Massachusetts seeking damages, equitable relief and a jury trial for causes of action flowing from the Issuing Bank's conduct regarding the letter-of-credit.

    The Registrant and the Issuing Bank settled the Land and Superior Court actions on January 15, 1999. Pursuant to the terms of a mutual release and settlement agreement, the Registrant paid the Issuing Bank the sum of $4.2 million and released the Issuing Bank from all claims raised in the Superior Court action. The Issuing Bank, meanwhile, executed discharges of mortgage and rent assignment, and released the Registrant from all claims raised in the Land Court action. Concurrent with the mutual release and settlement between the Registrant and the Issuing Bank, the Registrant closed on the sale of the 410 First Avenue property on January 20, 1999, for approximately $3,785,000, net of selling expenses of approximately $165,000. The net proceeds from the sale were used to partially fund the settlement with the Issuing Bank.

    On March 16, 1999, the Registrant filed a derivative suit asserting the rights of RCA against Perini Land & Development and Perini Corporation, among others, alleging that defendants were usurping the partnership's opportunity to purchase the fee interest upon which Rincon Center sits from the fee owner. The fee interest has subsequently been purchased by an entity in which Perini Corporation or one of its affiliates holds an interest. The Registrant is seeking, at minimum, to have a constructive trust in favor of RCA imposed on the interest in such fee held directly or indirectly by Perini Corporation or its affiliates. On April 30, 1999, these defendants answered the complaint, denying liability. In addition, they filed a cross-complaint against the Registrant alleging that, by filing the above-described action, the Registrant tortiously interfered with cross-plaintiffs' contract to purchase the fee interest. Cross-plaintiffs also allege that the Registrant has anticipatorily repudiated an April 1998 term sheet addressing a potential restructuring of the Rincon Center project, under which cross-plaintiffs allege that the Registrant committed itself to provide $3.75 million in cash towards such restructuring. The Registrant denies that such term sheet, which was never replaced as contemplated by a written agreement, binds it at this time and, in any event, denies that Perini Land & Development has complied or can comply with its terms.

    The Registrant is involved in various other claims and lawsuits incidental to its business. In the opinion of the Registrant, these other claims and lawsuits in the aggregate will not have a material adverse impact on the Registrant's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    A Special in Lieu of Annual Meeting ("Annual Meeting") of Shareholders of the Registrant was held on April 26, 1999. At the Annual Meeting, the Shareholders elected all seven incumbent Directors. At the Annual Meeting, 3,979,031 shares of a total of 3,933,536 common shares and 300,000 preferred shares were represented. The following sets forth the results of each vote:

Proposal I. Election of Directors:

                                                              TOTAL VOTE
                                                                 FOR
                                                                 EACH      TOTAL VOTE WITHHELD
                                                               DIRECTOR     FOR EACH DIRECTOR
                                                             ------------  -------------------
S.A. Calabrese.............................................    3,972,364            6,877
M.D. Grossi................................................    3,972,364            6,877
L.B. Helzel................................................    3,971,664            6,877
C.L. Jarratt...............................................    3,971,944            6,877
R.V. Marino................................................    3,972,364            6,877
R.M. Osborne...............................................    3,971,944            6,877
M.S. Roher.................................................    3,972,364            6,877

Proposal II. Reincorporation:

    Authorized the reincorporation of the Registrant as a Maryland corporation by merging into a newly formed, wholly owned Maryland Corporation.

   FOR        AGAINST     ABSTAIN   BROKER NON-VOTE
----------  -----------  ---------  ---------------
3,210,605..      7,095      10,447       750,884

Proposal III. Election of REIT Status:

    Granted the Board of Directors of the Registrant the authority to convert the Registrant to a Real Estate Investment Trust ("REIT") at the discretion of the Board of Directors, by making certain appropriate elections under federal tax laws.

   FOR        AGAINST     ABSTAIN   BROKER NON-VOTE
----------  -----------  ---------  ---------------
3,206,165..      9,635      12,347       750,884

Proposal IV. Ratification of Auditors:

    Ratified the selection of Arthur Andersen LLP as the Registrant's independent auditors for 1999 and 1998.

   FOR        AGAINST      ABSTAIN
----------  -----------  -----------
3,965,974..      3,830        9,227

ITEM 5. OTHER INFORMATION

    On April 29, 1999, the Registrant filed Form 10-K/A for the year ended December 31, 1998 to include Items 10 through 13.

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

                                              PACIFIC GATEWAY PROPERTIES, INC.
                                              Registrant

Date: May 14, 1999                                        /s/ RAYMOND V. MARINO
                                              ---------------------------------------------
                                                            Raymond V. Marino
                                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                               (PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER)

Date: May 14, 1999                                        /s/ MELANIE L. ADKINS
                                              ---------------------------------------------
                                                            Melanie L. Adkins
                                                          CONTROLLER--CORPORATE
                                                      (PRINCIPAL ACCOUNTING OFFICER)

Date: May 14, 1999                                          /s/ NEIL C. MARCK
                                              ---------------------------------------------
                                                              Neil C. Marck
                                                      CONTROLLER--MANAGEMENT COMPANY
                                                      (PRINCIPAL ACCOUNTING OFFICER)