Form 10-Q
period 1999-06-30
PACIFIC GATEWAY PROPERTIES INC
filed 1999-08-13
CIK 743443

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

      930 MONTGOMERY STREET, SUITE 400,
          SAN FRANCISCO, CALIFORNIA                           94133
  ----------------------------------------                  ----------
  (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code (415) 398-4800

                                [NOT APPLICABLE]
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date of July 30, 1999:

    3,933,536 shares of Common Stock, $1.00 par value and 300,000 shares of Series 1 Convertible Preferred Stock, $1.00 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PACIFIC GATEWAY PROPERTIES, INC.

                                     INDEX

                                                                                                      PAGE NUMBER
                                                                                                     -------------
Part I--Financial Information:

       Item 1.     Consolidated Financial Statements (Unaudited)

                   Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31,
                     1998..........................................................................            3

                   Condensed Consolidated Statements of Operations for the Three and Six Months
                     Ended June 30, 1999 and 1998..................................................            4

                   Condensed Consolidated Statement of Stockholders' Equity for the Six Months
                     Ended June 30, 1999...........................................................            5

                   Condensed Consolidated Statements of Cash Flows for the Three and Six Months
                     Ended June 30, 1999 and 1998..................................................            6

                   Notes to Condensed Consolidated Financial Statements (Unaudited)................         7-11

       Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                     Operations....................................................................        12-16

Part II--Other Information:

       Item 1.     Legal Proceedings...............................................................        16-17

       Item 2.     Changes in Security.............................................................         None

       Item 3.     Defaults Upon Senior Securities.................................................         None

       Item 4.     Submission of Matters to a Vote of Security Holders.............................           17

       Item 5.     Other Information...............................................................         None

       Item 6.     Exhibits and Reports on Form 8-K................................................           17

Signatures.........................................................................................           18

                        PACIFIC GATEWAY PROPERTIES, INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                      AS OF          AS OF
                                                                   JUNE 30,   DECEMBER 31,
                                                                       1999           1998
                                                                   --------   ------------
ASSETS

Cash and cash equivalents........................................  $  5,381     $  6,535
Restricted cash..................................................     1,585        1,573
Accounts receivable, prepaid taxes and other current assets......       246          230
Investment properties:...........................................    68,911       68,138
  Less--accumulated depreciation.................................   (17,835)     (16,205)
                                                                   --------   ------------
    Investment properties, net...................................    51,076       51,933
                                                                   --------   ------------
Property held for sale, net of accumulated depreciation and
  reserve for write-down to net realizable value of $2,733 at
  December 31, 1998..............................................        --        2,480
Deferred tax asset...............................................    11,284       10,216
Capitalized loan costs, net......................................       688          743
Capitalized lease commissions, rent concessions and other
  deferred costs, net............................................     1,884        1,841
                                                                   --------   ------------
    Total assets.................................................  $ 72,144     $ 75,551
                                                                   --------   ------------
                                                                   --------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, prepaid rent, tenant security deposits, accrued
  interest and other current liabilities.........................  $  2,409     $  3,453
Debt related to investment properties............................    45,023       48,707
Deferred tax liability...........................................    21,763       20,274
                                                                   --------   ------------
    Total liabilities............................................    69,195       72,434
                                                                   --------   ------------

STOCKHOLDERS' EQUITY
Common stock $1.00 par value:
  Authorized--10,000,000 shares
  Issued and outstanding--4,052,090 shares as of June 30, 1999
    and December 31, 1998........................................     4,052        4,052
Series 1 Convertible Preferred Stock $1.00 par value,
  $3,000,000 preference in liquidation:
  Authorized, issued and outstanding--300,000 shares.............     2,889        2,889
Paid-in-deficit..................................................    (8,968)      (8,968)
Retained earnings................................................     7,013        7,181
Treasury stock, at cost--118,554 common shares at June 30, 1999
  and December 31, 1998..........................................    (2,037)      (2,037)
                                                                   --------   ------------
  Total stockholders' equity.....................................     2,949        3,117
                                                                   --------   ------------
    Total liabilities and stockholders' equity...................  $ 72,144     $ 75,551
                                                                   --------   ------------
                                                                   --------   ------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                                                       ENDED JUNE 30,         ENDED JUNE 30,
                                                                                    --------------------    ------------------
                                                                                       1999         1998       1999       1998
                                                                                    -------      -------    -------    -------
INVESTMENT PROPERTIES:
  Rental revenues...............................................................    $ 4,460      $ 4,595    $ 8,842    $ 8,064
  Operating expenses............................................................     (1,681)      (1,650)    (3,089)    (3,045)
  Interest expense..............................................................       (959)      (1,065)    (1,932)    (2,124)
  Depreciation and amortization.................................................       (950)        (991)    (1,874)    (1,810)
                                                                                    -------      -------    -------    -------
    Investment properties income................................................        870          889      1,947      1,085
General and administrative expenses.............................................       (414)        (254)      (982)      (694)
Other income, net...............................................................         85           30        157         54
                                                                                    -------      -------    -------    -------
Income before taxes.............................................................        541          665      1,122        445
Income tax provision............................................................       (204)        (275)      (442)      (192)
                                                                                    -------      -------    -------    -------
  Net income....................................................................    $   337      $   390    $   680    $   253
                                                                                    -------      -------    -------    -------
                                                                                    -------      -------    -------    -------
Preferred dividends.............................................................        (33)          --        (60)        --
                                                                                    -------      -------    -------    -------
  Net income available to common stockholders...................................    $   304      $   390    $   620    $   253
                                                                                    -------      -------    -------    -------
                                                                                    -------      -------    -------    -------

Income per common share, basic..................................................    $  0.08      $  0.10    $  0.16    $  0.06
                                                                                    -------      -------    -------    -------
                                                                                    -------      -------    -------    -------

Income per common share, diluted................................................    $  0.08      $  0.10    $  0.15    $  0.06
                                                                                    -------      -------    -------    -------
                                                                                    -------      -------    -------    -------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.

      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                 (IN THOUSANDS)

                                                         SERIES 1
                                                        CONVERTIBLE
                                               COMMON    PREFERRED    PAID-IN-  RETAINED   TREASURY
                                               STOCK       STOCK      DEFICIT   EARNINGS    STOCK     TOTAL
                                               ------   -----------   -------   --------   --------   ------
Balance at December 31, 1998.................  $4,052   $    2,889    $(8,968)  $ 7,181    $ (2,037)  $3,117

  Net income.................................     --            60         --       620          --      680

  Dividends..................................     --           (60)        --      (788)         --     (848)
                                               ------   -----------   -------   --------   --------   ------

Balance at June 30, 1999.....................  $4,052   $    2,889    $(8,968)  $ 7,013    $ (2,037)  $2,949
                                               ------   -----------   -------   --------   --------   ------
                                               ------   -----------   -------   --------   --------   ------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                 FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                                                    ENDED JUNE 30,         ENDED JUNE 30,
                                                                                 --------------------    -------------------
                                                                                    1999         1998      1999         1998
                                                                                 -------       ------    ------      -------
Cash flow from operating activities:
  Net income...................................................................  $   337       $  390    $  680      $   253
  Non-cash revenues and expenses included in net income:
    Depreciation and amortization..............................................      950          991     1,874        1,810
    Deferred taxes, net........................................................      196          275       421          185
    Gain on settlement of reimbursement obligation, net........................       --           --        (6)          --
  Change in assets and liabilities:
    Accounts receivable, prepaid taxes and other current assets................      186          112       (16)         (28)
    Accounts payable and other current liabilities.............................     (251)        (921)     (403)         632
                                                                                 -------       ------    ------      -------
  NET CASH GENERATED BY OPERATING ACTIVITIES...................................    1,418          847     2,550        2,852
                                                                                 -------       ------    ------      -------

Cash flow from investing activities:
  Additions to building and other improvements, capitalized lease commissions,
    rent concessions, and other deferred costs.................................     (715)        (900)   (1,003)      (2,871)
  Proceeds from sale of property, net..........................................       --           --     3,785           --
  (Increase) decrease in restricted cash.......................................      165            9       (12)         (20)
                                                                                 -------       ------    ------      -------
  NET CASH GENERATED BY (USED IN) INVESTING ACTIVITIES.........................     (550)        (891)    2,770       (2,891)
                                                                                 -------       ------    ------      -------

Cash flow from financing activities:
  Payment to settle reimbursement obligation...................................       --           --    (4,200)          --
  Borrowings under debt related to investment properties.......................       --        1,575        --        1,575
  Repurchase of warrants.......................................................       --           --        --       (1,007)
  Payments on debt.............................................................   (1,159)        (257)   (1,426)        (500)
  Payments of loan costs and fees..............................................       --          (41)       --          (41)
  Payment of dividends.........................................................     (467)          --      (848)          --
                                                                                 -------       ------    ------      -------
  NET CASH GENERATED BY (USED IN) FINANCING ACTIVITIES.........................   (1,626)       1,277    (6,474)          27
                                                                                 -------       ------    ------      -------

Increase (decrease) in cash and cash equivalents...............................     (758)       1,233    (1,154)         (12)
Balance at beginning of period.................................................    6,139          820     6,535        2,065
                                                                                 -------       ------    ------      -------
Balance at end of period.......................................................  $ 5,381       $2,053    $5,381      $ 2,053
                                                                                 -------       ------    ------      -------
                                                                                 -------       ------    ------      -------

Supplementary disclosures:
  Cash paid for interest.......................................................  $   960       $  960    $2,578      $ 1,992
                                                                                 -------       ------    ------      -------
                                                                                 -------       ------    ------      -------
  Cash paid for taxes..........................................................  $     9       $    6    $   10      $     7
                                                                                 -------       ------    ------      -------
                                                                                 -------       ------    ------      -------
  Non-cash transactions:
    Increase in paid-in-capital from repurchase of warrants....................  $    --       $   --    $   --      $   883
                                                                                 -------       ------    ------      -------
                                                                                 -------       ------    ------      -------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with Pacific Gateway Properties, Inc.'s (the "Company") 1998 Forms 10-K and 10-K/A for the year ended December 31, 1998 and Form 10-Q for the quarter and six months ended June 30, 1998. These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    In the opinion of the Company, all material adjustments of a normal recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

    RCA sold Rincon Center Phase One to Chrysler MacNally Corporation (Chrysler) in June 1988; subsequently, RCA leased the property back under a master lease which is treated as an operating lease for financial reporting purposes. In July 1993, Chrysler completed a refinancing of Rincon Center Phase One. The maturity date of this debt was July 1, 1998. Payments under the master lease agreement may be adjusted to reflect adjustments in the rate of interest payable by Chrysler on the Rincon Center Phase One debt. The master lease also permits Chrysler to put the property back to RCA at stipulated prices

                        PACIFIC GATEWAY PROPERTIES, INC.

               FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1999

2. REAL ESTATE PARTNERSHIP INVESTMENTS (CONTINUED) beginning January 1998 if long-term financing meeting certain conditions is not obtained. As of January 1, 1998, no new long term financing commitment had been secured although negotiations with the current lender were then in progress. In order to allow those discussions to continue, Chrysler agreed to temporarily delay the enforcement of the purchase requirements. As discussed below, negotiations with Citibank to refinance the debt secured by Rincon Center Phase One and Rincon Center Phase Two have been discontinued and Citibank has commenced foreclosure proceedings against Rincon Center Phase One and Rincon Center Phase Two. Chrysler has purportedly exercised its "put" rights under the lease and a "closing" scheduled for the end of July 1999 whereby the property would be repurchased was ignored by RCA. The potential exists for Chrysler or a receiver appointed for Rincon Center Phase One to seek enforcement of rights and remedies under the Chrysler lease. As a result of the foregoing, RCA has written-down the carrying value of the assets related to this segment of the property by $17,150,000 in 1997 to the estimated net realizable value. On June 30, 1997, RCA filed a lawsuit against Chrysler in Superior Court in the State of California, County of San Francisco. The lawsuit's primary cause of action alleged that Chrysler breached the master lease and a certain letter agreement because the rent payments due from RCA after the 1993 refinancing of Rincon Center Phase One resulted in an increase in Chrysler's after tax rate of return from rent payments. The managing general partner of RCA has reported to the Company that this lawsuit has been settled by RCA with no significant recovery to RCA.

    In September 1993, RCA completed a refinancing of Rincon Center Phase Two with Citibank. The residential portion of Rincon Center Phase Two was being financed with redevelopment bonds from the Redevelopment Agency of the City and County of San Francisco, California, which were due December 1, 2006. The bonds were secured by an irrevocable letter-of-credit issued by Citibank in the name of RCA (the "Citibank L.C."). In the event that drawings were made on the Citibank L.C., RCA has agreed to reimburse Citibank for such drawings pursuant to the terms of the Reimbursement Agreement which is secured by a deed of trust on Rincon Center Phase Two and other guarantees. During 1997, the Citibank L.C. was due to expire. The Citibank L.C. had been renewed on numerous occasions. However, as discussed below, Citibank has refused to renew the Citibank L.C. further.

    A portion of the security for the Rincon Center Phase Two Construction Loan Agreement was a $3.65 million letter-of-credit issued by Bank of America National Trust and Savings Association (the Issuing Bank) on behalf of the Company in favor of Citibank (the "Company L.C."). The Company L.C. was drawn by Citibank prior to its expiration date of June 23, 1997. To the Company's knowledge, Citibank is currently holding the $3.65 million in a separate restricted account on behalf of RCA and has not applied said funds to any outstanding debt of RCA.

    On July 9, 1999, Citibank filed a statutory Notice of Default with respect to the Rincon Center Phase One and Rincon Center Phase Two and, in conjunction therewith, concurrently filed judicial foreclosure actions in San Francisco Superior Court with respect to such properties and sought the appointment of receivers for both projects. RCA's counsel opposed the appointment of receivers, but on August 3, 1999, the court ordered receivers to be appointed for Rincon Center Phase One and Rincon Center Phase Two. At this time, RCA no longer controls either Rincon Center Phase One or Rincon Center Phase Two. The time periods for a potential non-judicial foreclosure on the RCA properties are proceeding and Citibank will be able to notice a judicial sale of the properties on or about October 7, 1999. In addition, in conjunction with the initiation of foreclosure actions, Citibank has refused to renew the Citibank L.C. with respect to the Rincon Center Phase Two redevelopment bonds. As a result, the Citibank L.C. has been

                        PACIFIC GATEWAY PROPERTIES, INC.

               FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1999

2. REAL ESTATE PARTNERSHIP INVESTMENTS (CONTINUED) drawn by the bond trustee and the bond trustee has commenced redemption proceedings with respect to the redevelopment bonds. In turn, Citibank has made formal demand on RCA for reimbursement under the Reimbursement Agreement. Although efforts have been made by RCA to halt the redemption process, it is unlikely that these efforts will be successful. The redemption of the redevelopment bonds is likely to negatively impact the value of the Rincon Center Phase Two asset.

    In 1996, the Company ceased recording any activity related to its interest in RCA because (i) it had previously written-down its equity investment in and loans to RCA to zero in 1995, and (ii) the Registrant currently has no obligation, prospects or plans to invest further in or on behalf of RCA.

    In 1993, the Company entered into an agreement with RCA's managing general partners, whereby such managing general partner agreed to advance funds to RCA on behalf of the Company on an unsecured non-recourse basis, subject to interest at prime plus 2% and certain annual fees (principal, unpaid interest and fees are collectively referred to as the RCA Advances). This agreement does not reduce the level of the Company's general and limited partnership interests in RCA. The RCA Advances are only required to be repaid from the Company's share of future distributions from RCA, if any. During the first six months of 1999 and 1998, RCA incurred net losses of approximately $6,542,000 and $7,991,000, respectively. The RCA Advances amount to approximately $8,876,000 at June 30, 1999 and as noted above, are not recorded on the Company's financial statements since (i) the RCA Advances are only required to be repaid from the Company's share of future distributions from RCA, if any, (ii) the Company has no intention or legal obligation to repay the RCA Advances other than from its share of distributions from RCA, if any, and (iii) the Company does not anticipate any material cash distributions by RCA in the foreseeable future. In addition, as a counterclaim in the litigation relating to leasing commissions described below the managing general partner is presently disputing the continued validity of the funding letter in the litigation pending between Perini Land & Development and the Company.

    On March 16, 1999, the Company filed a derivative suit asserting the rights of RCA against Perini Land & Development and Perini Corporation, among others, alleging that defendants were usurping the partnership's opportunity to purchase the fee interest upon which Rincon Center sits from the fee owner. The fee interest has subsequently been purchased by an entity in which Perini Corporation or one of its affiliates holds an interest. The Company is seeking, at minimum, to have a constructive trust in favor of RCA imposed on the interest in such fee held directly or indirectly by Perini Corporation or its affiliates. On April 30, 1999, these defendants answered the complaint, denying liability. In addition, they filed a cross-complaint against the Company alleging that, by filing the above-described action, the Company tortiously interfered with cross-plaintiff's contract to purchase the fee interest. Cross-plaintiffs also allege that the Company has anticipatorily repudiated an April 1998 term sheet addressing a potential restructuring of the Rincon Center project, under which cross-plaintiffs allege that the Company committed itself to provide $3.75 million in cash towards such restructuring. The Company denies that such term sheet, which was never replaced as contemplated by a written agreement, binds it at this time and, in any event, denies that Perini Land & Development has complied or can comply with its terms. It is not known at this time what effect the Citibank foreclosure proceedings will have on this litigation, if any.

    During 1997, the Company has asserted certain claims against RCA for payment of commissions due for leasing and construction services provided to RCA by the Company during 1996. The Company has not recorded these claims pending resolution of this matter with RCA's managing general partner. Perini

                        PACIFIC GATEWAY PROPERTIES, INC.

               FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1999

2. REAL ESTATE PARTNERSHIP INVESTMENTS (CONTINUED)
Land & Development has asserted various counterclaims in this action, including challenging the validity of the 1993 funding agreement described above.

    Summary unaudited financial statement data for RCA is as follows (in thousands):

                                                         AS OF
                                               --------------------------
                                                   MAY 31,   DECEMBER 31,
                                                      1999           1998
                                               -----------   ------------
Investment properties, net...................  $   108,715    $  109,320
Other assets.................................        1,734         2,734
                                               -----------   ------------
                                               $   110,449    $  112,054
                                               -----------   ------------
                                               -----------   ------------

Debt.........................................  $    49,564    $   45,788
Amounts due to partners......................      206,281       201,118
Other liabilities............................       11,477        16,569
Partners' deficit............................     (156,873)     (151,421)
                                               -----------   ------------
                                               $   110,449    $  112,054
                                               -----------   ------------
                                               -----------   ------------

                                                    THREE MONTHS        THREE MONTHS         FIVE MONTHS          SIX MONTHS
                                                           ENDED               ENDED               ENDED               ENDED
                                                    MAY 31, 1999       JUNE 30, 1998        MAY 31, 1999       JUNE 30, 1998
                                                  --------------      --------------      --------------      --------------
Revenue......................................     $        4,942      $        4,246      $        8,166      $        9,227
Expenses:
  Operating and lease expenses...............              3,947               3,161               6,503               6,497
  Interest expense...........................              3,765               4,608               6,031               9,153
  Depreciation expense.......................                642                 325               1,084               1,568
                                                  --------------      --------------      --------------      --------------
                                                           8,354               8,094              13,618              17,218
                                                  --------------      --------------      --------------      --------------
Net loss.....................................     $       (3,412)     $       (3,848)     $       (5,452)     $       (7,991)
                                                  --------------      --------------      --------------      --------------
                                                  --------------      --------------      --------------      --------------

    As of the date of this report, the managing general partner of RCA had not completed the financial accounting for RCA. As a result, the Company has recorded unaudited revenue and expenses for the first five months ended May 31, 1999 and has included the actual unaudited balance sheet as of May 31, 1999. The revenue and expenses for the three and six months ended June 30, 1998 are actual and unaudited.

3. DEBT

    WESTON OFFICE BUILDING

    In May 1999, the Company paid off approximately $897,000 in mortgage debt on this property. The Company did not incur any prepayment penalties in connection with this debt.

                        PACIFIC GATEWAY PROPERTIES, INC.

               FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1999

4. PER SHARE DATA

    Basic earnings per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. Outstanding stock options enter into the weighted average shares outstanding when computing diluted earnings per share using the Treasury Stock Method.

    The number of weighted average common shares and potential common shares used in the earnings per share calculations for the three and six months ended June 30, 1999 and 1998, are as follows:

                                               FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                  ENDED JUNE 30,        ENDED JUNE 30,
                                               --------------------  --------------------
                                                    1999       1998       1999       1998
                                               ---------  ---------  ---------  ---------
Basic........................................  3,933,536  3,899,596  3,933,536  3,899,596
Stock options................................     95,498    150,597     89,099    128,751
                                               ---------  ---------  ---------  ---------
Diluted......................................  4,029,034  4,050,193  4,022,635  4,028,347
                                               ---------  ---------  ---------  ---------
                                               ---------  ---------  ---------  ---------

    The Company's Series 1 Convertible Preferred Stock was excluded from diluted earnings per share for the three and six months ended June 30, 1999 as inclusion would have been anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    Pacific Gateway Properties, Inc. (the "Registrant") is a New York corporation formed in 1984 for the purpose of investing and managing income producing real estate. The Registrant's overall business plan has been to assemble a substantial portfolio of income producing properties. The Registrant historically focused its property acquisitions in the following markets:
Northern California, Arizona, Florida and Massachusetts. The Registrant's long-term objectives continue to be maximizing net cash flow from operations and achieving growth through appreciation of asset values. The current strategic plan of the Registrant is to focus on real estate investments on the West Coast with a specific emphasis on the San Francisco Bay Area. The current investment emphasis is on commercial properties which require aggressive management and leasing in order to maximize their potential values. This strategy is influenced by the following factors: (1) the Registrant's current property portfolio is concentrated on the West Coast; and (2) the Registrant believes that geographic concentration will enhance operational efficiencies.

    The following discussion should be read in conjunction with the Registrant's Forms 10-K and 10-K/A for 1998, quarterly report on Form 10-Q for the quarter ended March 31, 1999, quarterly reports on Forms 10-Q and 10-Q/A for the quarter and six months ended June 30, 1998, and in conjunction with the Unaudited Condensed Consolidated Balance Sheets, Statements of Income and Cash Flows and the notes thereto. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases used in this section either (i) describe accounting terms that are used as line items in such financial statements, or (ii) have the meanings ascribed to them in such financial statements and the notes thereto.

FINANCIAL CONDITION

    CAPITAL IMPROVEMENTS, TENANT IMPROVEMENTS AND OTHER DEFERRED COSTS--During the three and six months ended June 30, 1999, there were additions to investment properties amounting to approximately $707,000 and $995,000, respectively, for tenant improvements, capital improvements and other deferred costs which includes leasing commissions. Additionally, the Registrant incurred $41,000 of loan fees in the second quarter of 1998 relating to the new debt financing. The Registrant anticipates further additions to investment properties of approximately $1,200,000 during the remainder of 1999, which will be funded from cash, restricted cash, and future cash flow generated by operating activities.

    FINANCING--Approximately $262,000 and $528,000 of debt principal was repaid in the three and six months ended June 30, 1999, respectively, as scheduled debt amortization. In addition, in May 1999 the Registrant paid off approximately $897,000 in mortgage debt on its Weston (Florida) property. The Company did not incur any prepayment penalty in connection with this debt.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

    INVESTMENT PROPERTIES--During the first six months of 1999, the income from investment properties was $1,947,000 compared to income of $1,085,000 during the first six months of 1998. During the second quarter of 1999 the income from investment properties was $870,000 compared to income of $889,000 for the second quarter of 1998. The increase of $861,000 in income from investment properties for the first six months of 1999 is attributable to new leases completed during 1998 leading to increased occupancy and renewal of existing leases at higher rates, offset by approximately $137,000 net decrease in rental revenue due to the sale of the 410 First Avenue property. Occupancy increased from approximately 93% at June 30, 1998 to approximately 98% at June 30, 1999.

    The decrease in rental revenues in the three months ended June 30, 1999 is related to a $340,000 one-time lease buyout received in 1998 from a tenant at Walnut Creek Executive Park, and approximately $60,000 in rental revenue received from the tenant at the 410 First Avenue property sold in January 1999.

The increase in operating expenses is primarily due to higher occupancy at the Registrant's California properties. Interest expense decreased to $1,932,000 during the first six months of 1999 from $2,124,000 during the first six months of 1998 primarily as a result of inclusion in interest expense for the first six months of 1998 of $208,000 related to the settlement obligation which was eliminated when the 410 First Avenue property was sold. Depreciation and amortization expense increased as a result of commencing depreciation of expenditures capitalized during 1998 and early 1999 relating to the Registrant's leasing activities and capital improvement projects, offset by depreciation expense no longer incurred on the 410 First Avenue property. In addition, the Registrant wrote off $96,000 of unamortized leasing costs related to the lease buyout at Walnut Creek Executive Park in the second quarter of 1998.

    GENERAL AND ADMINISTRATIVE EXPENSES--General and administrative expenses in the first six months of 1999 amounted to $982,000 compared to $694,000 for the first six months of 1998. General and administrative expenses for the second quarter of 1999 and 1998 were $414,000 and $254,000, respectively. The increase is primarily attributable to increases in personnel costs and professional services.

    OTHER INCOME, NET--Other income, net, consisting primarily of interest income, was $157,000 and $54,000 during the first six months of 1999 and 1998, respectively. The increase is primarily due to the additional cash invested resulting from the issuance of Series 1 Convertible Preferred Stock as more fully discussed in the Registrant's 1998 Form 10-K.

    INCOME TAX BENEFIT (PROVISION)--A tax provision of $204,000 and $442,000 has been recorded in connection with the net income for the three and six months ended June 30, 1999, respectively, at rates that approximate the effective statutory rate. A tax provision of $275,000 and $192,000 was recorded in connection with the net income for the three and six months ended June 30, 1998, respectively. These amounts have been recorded in accordance with Statement of Financial Accounting Standards No. 109.

LIQUIDITY AND CAPITAL RESOURCES

REGULATION AND SUPERVISION

    Many jurisdictions have adopted laws and regulations relating to the ownership of real estate. Compliance with these requirements from time to time may require capital expenditures by the Registrant (for example, expenditures necessary in order to comply with the Americans with Disabilities Act or changes in local building or other codes). In addition, the Registrant may from time to time have to expend capital for environmental control facilities. While the ownership of real estate may entail environmental risks and liabilities to the owner, the Registrant's management is sensitive to environmental issues and is not currently aware of and does not presently expect any material effects on current or future capital expenditures, earnings or competitive position resulting from compliance with present federal, state or local environmental control provisions.

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

    The Registrant has taken several actions to generate and conserve cash, and continues to review and analyze alternative actions. At the same time, the Registrant is seeking to retain value and identify future opportunities for investment. At June 30, 1999, the Registrant had approximately $5.4 million of unrestricted cash, approximately $1.6 million of restricted cash, investment properties with a net book value of approximately $51.1 million, total non-recourse mortgage debt of approximately $45.0 million and stockholders' equity of $2.9 million. Given the Registrant's desire to increase its liquidity, the Registrant has actively pursued the sale of selected real estate assets in the past, has restructured and refinanced its mortgage debt, and has entered into an agreement with the managing general partner of RCA to limit the Registrant's cash obligations to RCA. The Registrant continues to evaluate various alternatives to improve its liquidity through debt refinancing and the sale of properties which do not fit within its long term strategy. Funds raised in the preceding fashion would be used for tenant improvements and other capital requirements, certain mandatory debt reductions, and possible new investments.

    The Registrant is also obligated to fund reserves for building and tenant improvements, leasing commissions and debt service in connection with its mortage loans on Walnut Creek Executive Park, North Tucson Business Center and South Bay Office Tower. Scheduled funding under the various loan agreements during the twelve month period ending June 30, 2000, will amount to approximately $621,672 and will be funded from future cash flow generated by operating activities.

    Scheduled principal maturities on the above described debt during the twelve month period ending June 30, 2000, will amount to approximately $1,047,000. Approximately $528,000 of debt principal was repaid in the six months ended June 30, 1999 as scheduled debt amortization. In addition, in May 1999 the Registrant paid off approximately $897,000 in mortgage debt on its Weston (Florida) property.

    The Registrant's minority, general (non-managing) and limited partnership interests in RCA represent significant potential financial exposure. This exposure includes, and may not be limited to, the potential tax liability associated with the Registrant's negative tax basis in the partnership, the joint and several guarantees provided by the Registrant to the mortgage lender on Rincon Center Phase Two and the master lessor on Rincon Center Phase One, and the potential tax liability that would exist from the cancellation of debt in connection with a possible debt restructuring. Additionally, RCA's managing general partner agreed to advance funds to RCA on behalf of the Registrant on an unsecured non-recourse basis, subject to interest at prime plus 2% and certain annual fees (principal, unpaid interest, and fees are collectively referred to as the RCA Advances). As indicated previously, RCA's managing general partner is seeking to void the letter agreement under which these loans were made and is also seeking restitution of the loans advanced. The RCA Advances amount to approximately $8,876,000 at June 30, 1999, and are not recorded by the Registrant since (i) the RCA Advances are only required to be repaid from the Registrant's share of future distributions from RCA, if any, (ii) the Registrant has no intention or legal obligation to repay the RCA Advances other than from its share of distributions from RCA, if any, and (iii) the Registrant does not anticipate any material cash distributions by RCA in the foreseeable future. Although the managing general partner of RCA had entered into negotiations to refinance the debt secured by Rincon Center Phase One and Rincon Center Phase Two, the negotiations have been discontinued and the lender, Citicorp Real Estate, Inc. (CREI), has commenced foreclosure proceedings with respect to both Rincon Center Phase One and Rincon Center Phase Two. Citibank has refused to renew the Citibank L.C. on Rincon Center Phase Two and, as a result, the Citibank L.C. has been drawn by the bond trustee and the redevelopment agency bonds relating to Rincon Center Phase Two are in the process of being redeemed. In turn, Citibank has made formal demand on RCA for reimbursement under the Reimbursement Agreement. In addition, the master lessor has purportedly exercised its "put" rights under the master lease. Receivers have been appointed for Rincon Center Phase One and Rincon Center Phase Two. The Registrant is not the managing partner of RCA and does not control negotiations, if any, with CREI, Citibank or Chrysler. Neither the managing partner nor the Registrant can give any assurance that further negotiations will occur or, if further negotiations do occur, that any resolution will be reached or that any resolution will result in a favorable outcome to RCA or the Registrant.

    Except as described above, at June 30, 1999, the Registrant's material capital expenditures over the next twelve months or beyond are expected to be funded from restricted cash or future cash flow generated by operating activities. Ongoing repair and maintenance expenditures are expected to be funded from cash flow generated by operating activities. Future tenant improvements and leasing commissions will be funded from restricted cash, cash flow generated by operating activities and funds generated from future debt refinancings or property sales, if any.

    The Registrant continued to experience more stabilized operating results in its wholly owned properties during the first and second quarters of 1999, and except for RCA, presently expects this trend to continue based on the Registrant's current assessment of market, economic and other factors. In addition, the completion of certain leasing transactions has continued to reduce the level of vacancy (to approximately 1%) in the Registrant's portfolio. The Registrant is continuing to aggressively pursue new leases on currently available space and renew existing leases as they expire.

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

    As of June 30, 1999, the Registrant has completed the first two phases of its Year 2000 action plan with respect to its IT systems. The Registrant has identified all of its IT systems, assessed the Year 2000 readiness of these systems (which involved review and testing by internal personnel) and has begun to make necessary repairs. As of December 31, 1998, the Registrant has completed its Year 2000 action plan with respect to its non-IT systems. The Registrant has identified all of its non-IT systems (which are comprised of embedded systems contained in its properties), assessed the Year 2000 readiness of these systems through review and testing and concluded that any failure of these systems to be Year 2000 ready is not reasonably likely to have a material adverse effect on the Registrant's financial condition and results of operations. The Registrant is scheduled to complete all four phases of its Year 2000 initiative with respect to its IT systems no later than August 31, 1999.

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

ITEM 1.  LEGAL PROCEEDINGS.

    On March 20, 1997, the Registrant filed a Complaint in the San Francisco Superior Court, Case No. 985464, against Rincon Center Associates and Perini Land and Development Company seeking to recover approximately $812,000 in commissions due for leasing and construction services performed for Rincon Center. The Complaint has been answered and a Cross-Complaint has been filed. The Cross-Complaint seeks indemnity concerning the claim for leasing commissions on the ground that the Registrant is also a general partner of RCA, and further seeks to rescind or otherwise avoid the effect of a letter agreement of June 22, 1993, regarding non-recourse loans from Perini Land and Development Company to the Registrant, together with restitution of amounts loaned to the Registrant pursuant to such letter agreement. A trial in this matter is presently scheduled for February 2000, however the case is only in the beginning stages of discovery, and no trial has been held. The Registrant is not in a position at this time to opine as to the likelihood or remoteness of liability, or the amount of damages should liability be established.

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

    As more fully discussed in the Registrant's Condensed Consolidated Financial Statements, on July 9, 1999, Citibank filed a statutory Notice of Default with respect to the Rincon Center Phase One and Rincon Center Phase Two and, in conjunction with, concurrently filed judicial foreclosure actions in San Francisco Superior Court with respect to such properties and sought the appointment of receivers for both projects.

    The Registrant is involved in various other claims and lawsuits incidental to its business. In the opinion of the Registrant, these other claims and lawsuits in the aggregate will not have a material adverse impact on the Registrant's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    A Special in Lieu of Annual Meeting of Shareholders of the Registrant was held on April 26, 1999 and was described in the Registrant's Form 10-Q for the three month period ended March 30, 1999. The information set forth at Item 4 of such Form 10-Q is hereby incorporated by reference. Among other things, the shareholders authorized the reincorporation of the Registrant to Maryland and authorized the Board of Directors to make an election to be treated as a real estate investment trust ("REIT") under federal tax laws. The Registrant currently anticipates that the reincorporation of the Registrant will be effected during the third quarter; the Board of Directors of the Registrant has not reached a final determination with respect to REIT election.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a)  Exhibits:

   NO.     DESCRIPTION
   ---     --------------------------------------------------------------------------------------------------
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

                                               PACIFIC GATEWAY PROPERTIES, INC.
                                               Registrant

Date: August 13, 1999                          /s/ Raymond V. Marino
                                               --------------------------------------------
                                               Raymond V. Marino
                                               President and Chief Executive Officer
                                               (Principal Executive and Financial Officer)

Date: August 13, 1999                          /s/ Melanie L. Adkins
                                               --------------------------------------------
                                               Melanie L. Adkins
                                               Controller--Corporate
                                               (Principal Accounting Officer)

Date: August 13, 1999                          /s/ Neil C. Marck
                                               --------------------------------------------
                                               Neil C. Marck
                                               Controller--Management Company
                                               (Principal Accounting Officer)